Form 10-Q
period 1996-06-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1996-08-13
CIK 874388

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                              FORM 10-Q


(Mark One)

       / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the Quarter Ended June 30, 1996.

       /   / Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the transition period from ______ to ______.


                        Commission File No:  0-19195


                     AMERICAN DENTAL TECHNOLOGIES, INC.
           (Exact Name of Registrant as specified in its charter)



                 Delaware                            38-2905258
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)         Identification Number)


     28411 Northwestern Highway, Suite 1100           48034-5541
              Southfield, Michigan
    (address of principal executive offices)          (Zip Code)



              Registrant's telephone number, including area code:
                                 (810) 353-5300



     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  / X /   No  /   /


Number of shares outstanding of the registrant's common stock as of August 9, 1996:
                               27,436,567 Shares

                        PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                         Three Months Ended         Six Months Ended
                                               June 30                  June 30
                                          1996         1995          1996       1995
                                      ----------    ----------   -----------   ----------
Revenues                              $4,919,955    $3,460,836   $10,174,002   $7,852,836
Cost of sales                          3,064,978     1,560,671     5,920,404    3,768,044
                                      ----------  ------------   -----------   ----------
Gross profit                           1,854,977     1,900,165     4,253,598    4,084,792

Selling, general and administrative      966,089     1,526,395     2,635,147    3,451,453
Research and development                 168,894       245,255       403,244      494,661
                                      ----------  ------------   -----------   ----------
Income from operations                   719,994       128,515     1,215,207      138,678

Other income (expense):
 Royalty income:
   Related Party (Note 2)                               76,500                    247,500
   Other                                  20,547        10,931        20,547       28,806
 Other                                   (11,647)                    (16,287)
 Interest expense                        (38,953)      (13,878)      (81,216)     (36,720)
                                       ----------  ------------   -----------   ----------
Net income                              $689,941      $202,068    $1,138,251     $378,264
                                        ========      ========    ==========     ========

Net income per share                 $      0.03   $      0.01    $     0.06     $   0.03
                                     ===========   ===========    ==========     ========




      See notes to unaudited condensed consolidated financial statements.

                       American Dental Technologies, Inc.
                     Condensed Consolidated Balance Sheets


                                                               June 30, 1996      December 31, 1995
                                                               -------------      -----------------
                                                                (unaudited)
ASSETS
Current assets:
 Cash                                                          $     637,695          $1,665,718
 Accounts receivable:
   Trade, less allowance of $350,000 in 1996 and 1995              2,377,708           1,220,010
   Related parties                                                 1,212,160             724,283
                                                               -------------         -----------
                                                                   3,589,868           1,944,293

 Inventories                                                       1,812,982           1,905,856
 Prepaid expenses and other current assets                           469,682             534,074
                                                               -------------         -----------
Total current assets                                               6,510,227           6,049,941

Prepaid foreign taxes                                                300,000             225,000
Deposit (Note 2)                                                   1,410,267           1,410,267
Property and equipment, net                                          704,007             262,042
Intangible assets, net
  Goodwill                                                         3,520,385           3,661,200
  Air abrasive technology rights                                   1,178,478           1,267,998
  Other                                                              186,573             108,248
                                                               -------------         -----------
                                                                   4,885,436           5,037,446
                                                               -------------         -----------
Total assets                                                     $13,809,937         $12,984,696
                                                               =============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable to related parties (Note 2)                        $1,500,000          $1,700,000
 Accounts payable:
   Trade                                                           2,856,034           2,839,548
   Related parties                                                 1,042,890             884,374
                                                               -------------         -----------
                                                                   3,898,924           3,723,922

 Compensation and employee benefits                                  333,848             346,668
 Taxes other than income                                             469,760             607,177
 Other accrued liabilities                                           874,671           1,109,464
                                                               -------------         -----------
Total current liabilities                                          7,077,203           7,487,231

Deferred royalty income                                            3,000,000           3,000,000
Other non-current liabilities                                          7,348              64,993
Notes payable to related party,
 less current portion (Note 2)                                       400,000             600,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
   10,000,000 shares; none outstanding
 Common stock, $.01 par value, authorized
   25,000,000 shares; outstanding: 16,001,795                        160,017             157,387
 Additional paid-in capital                                       31,640,221          31,288,188
 Accumulated deficit                                             (28,474,852)        (29,613,103)
                                                               -------------         -----------
Total stockholders' equity                                         3,325,386           1,832,472
                                                               -------------         -----------
Total liabilities and stockholders' equity                       $13,809,937         $12,984,696
                                                               =============         ===========


      See notes to unaudited condensed consolidated financial statements.

                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)



                                                                          Six Months Ended
                                                                               June 30
                                                                        1996              1995
                                                                  --------------------------------
OPERATING ACTIVITIES:
Net income                                                         $1,138,251          $378,264
 Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation                                                        96,000           219,000
   Amortization                                                       259,075           238,217
   Gain on disposal of fixed assets                                      (420)           (6,211)
   Changes in operating assets and liabilities:
    Increase in accounts receivable                                (1,645,575)         (815,665)
    Decrease in inventories                                            92,874            30,169
    Decrease in prepaid expenses and other current assets              65,236            43,248
    Increase in prepaid foreign taxes                                 (75,000)         (150,000)
    Increase in accounts payable                                      175,002            17,323
    Increase (decrease) in compensation and employee benefits         (12,820)          121,015
    Decrease in taxes other than income                              (137,417)          (77,039)
    Decrease in other accrued liabilities                            (440,970)          (68,615)
    Decrease in other non-current liabilities                         (24,646)          (44,088)
                                                                  -----------         ---------
Net cash used in operating activities                                (510,410)         (114,382)

INVESTING ACTIVITIES:
 Proceeds from sale of property                                           420            43,357
 Purchases of property and equipment                                  (13,053)          (29,623)
 Increase in intangible assets                                       (107,064)
                                                                  -----------         ---------
Net cash provided by (used in) investing activities                  (119,697)           13,734

FINANCING ACTIVITIES:
 Payments on notes payable to related parties                        (400,000)         (200,000)
 Proceeds from exercise of stock options                                2,084
                                                                  -----------         ---------
Net cash used in financing activities                                (397,916)         (200,000)
                                                                  -----------         ---------

Decrease in cash                                                   (1,028,023)         (300,648)
Cash at beginning of period                                         1,665,718           839,259
                                                                  -----------         ---------
Cash at end of period                                                $637,695          $538,611
                                                                  ===========         =========




       See notes to unaudited condensed consolidated financial statements

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1996  (Unaudited)


1. Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Dental Technologies, Inc. (the "Company" or "ADT") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for other quarters of 1996 or for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


Inventories - Inventories consist of the following:

                                                     June 30, 1996      December 31, 1995
                                                     -------------      ----------------
                 Finished goods                        $  917,494          $1,261,853
                 Work in progress                         252,728              39,638
                 Raw materials, parts and supplies        642,760             604,365
                                                       ----------          ----------
                                                       $1,812,982          $1,905,856
                                                       ==========          ==========


Property and equipment - Accumulated depreciation aggregated $2,146,333 at June 30, 1996 and $2,065,633 at December 31, 1995.

Intangible Assets - Accumulated amortization aggregated $1,788,497 at June 30, 1996 and $1,529,400 at December 31, 1995.

2. Related Party Transactions

TEXAS AIRSONICS, INC. In late July 1996, the Company and Texas Airsonics, Inc. ("Texas Air") stockholders approved the merger, which was consummated July 31, 1996. The Company acquired 100% of Texas Air's outstanding stock in exchange for 11,429,772 shares of the Company's common stock and warrants to purchase 6,996,913 additional shares of common stock at $1.4041 per share for a period commencing August 1, 1997 and ending July 31, 1999. The Company will account for the merger as a purchase.

The following pro forma summary of operations is presented as though the companies had been combined at the beginning of each period.

                                          Six Months Ended June 30
                                          1996              1995
                Revenues               $10,551,883        $8,518,237
                Net profit               1,154,475           624,413
                Net profit per share         $0.04             $0.02


In June 1996, Texas Air shared research and development, legal, and marketing costs of $650,000.

On August 7, 1995, ADT obtained a $1,500,000 loan from Texas Air with interest payable at prime (8.25% at June 30, 1996). Interest is due on a quarterly basis. A principal payment of $200,000 due May 1, 1996 was paid and the balance, which was originally due on August 1, 1996, was extended

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1996 (Unaudited)


2. Related Party Transactions (continued)

following a $200,000 principal payment on August 1, 1996. Approximately $1,410,000 of these loan proceeds have been deposited with a California court to stay enforcement of a judgment against ADT, pending an appeal. That case was recently settled and ADT anticipates the funds will be released by the court and the loan repaid (Note 3). ADT's obligations to Texas Air are secured by a pledge of all ADT's assets.

DENICS CO., LTD. The Company has a $1,000,000 note payable to Denics Co., Ltd. ("Denics"), with interest at 3% above the discount rate in Japan (0.5% at June 30, 1996). As of June 30, 1996, $600,000 was outstanding. Borrowings are being repaid in annual principal installments of $200,000 over a five year period which began in June 1995. Borrowings are secured by an assignment of the Company's Japanese patents and related technologies.

Denics manufactured dental lasers in the third quarter of 1994 through 1995 and pursuant to its agreements, the Company earned a royalty on those laser units sold in Japan and certain Asian and Pacific markets. The Company earned royalty payments, net of foreign taxes, of $76,500 and $247,500 during the three and six month period ended June 30, 1995, respectively. No royalty payments were due from Denics for the three and six month periods ended June 30, 1996 because Denics purchased products directly from the Company. Management expects that during the remainder of 1996, Denics will continue to purchase products directly from the Company rather than manufacturing them, which will result in a significant reduction in royalty income, but sales and gross profits to the Pacific Rim market will increase. Denics has placed an order in excess of $5,000,000 for PulseMaster lasers, KCP units and related products to be shipped ratably in 1996.

OTHER On April 15, 1996, the Company acquired an ophthalmic excimer laser from a principal shareholder and director. The laser has been placed in a surgical center and will be utilized to perform photo-refractive keratotomy (PRK). The Company will receive a fee from the surgical center on a per use basis. The purchase price of the laser is approximately $525,800, which is to be paid in restricted common stock together with a warrant to purchase an equal number of shares of common stock at market value, exercisable until April 1999. The payments are to be paid in two annual installments commencing in April 1996.
At the Company's option, any time up to March 31, 1997, the laser can be returned and the second installment canceled. The first installment of 155,780 shares, based upon the average closing sale price of the Company's common stock for the first five trading days of April, together with a warrant to acquire 155,780 shares at an exercise price equal to said average price of $1.6875 per share was made on April 15, 1996.

3. Litigation

On July 30, 1996, American Dental Technologies, Inc. ("ADT") and Sunrise Technologies International, Inc. ("Sunrise") settled all lawsuits pending between them. A pending appeal relating to disputes arising out of a February 1994 settlement agreement between the parties will be dismissed and Sunrise has relinquished and forgiven the $940,178 judgment it received against ADT last August. ADT anticipates that the approximately $1,410,000 cash deposit posted by ADT with the court, pending the appeal of that case, will be released and returned to ADT. In addition, all three patent cases between the parties will be dismissed, with prejudice. Mutual general releases will also be exchanged. ADT anticipates related patent claims pending between ADT and Danville Manufacturing, Inc. and Sullivan Dental Products Inc. will be dismissed, without prejudice.

ADT has licensed Sunrise under its dental air abrasive method and systems patents in return for a seven percent royalty on all air abrasive products manufactured (by or on behalf of Sunrise), sold, or leased by Sunrise, in a country where ADT has patents or patent applications on any dental air

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1996 (Unaudited)


3. Litigation (continued)

abrasive products or methods. Sunrise has acknowledged the validity of ADT's method and system patents. ADT has acknowledged that Sunrise's current products are not infringing ADT's apparatus patents, or any other non-dental air abrasive patents owned by ADT. Sunrise's patent license is non-exclusive, may not be sub-licensed and is non-transferable for 18 months.

A lawsuit by Dr. Robert Cameron and certain other dentists alleging misrepresentations as to the use of ADT's dLase 300 for certain dental procedures pending in the United States District Court for the Eastern District of Michigan, Southern Division, was settled in December 1995. In April 1996, the case was dismissed with prejudice and ADT was released from all claims.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     For the three and six month periods ended June 30, 1996, the Company's net sales increased 42% and 30% compared to the same periods in 1995. The increases in 1996 are due primarily to a 103% and 55% increase in the volume of KCP's sold for the three and six month periods over the same periods for 1995. The Company's laser product sales volumes for the three and six month periods ended June 30, 1996 decreased 3% and increased 24%, respectively, compared to the same periods in 1995. The increase in KCP and laser volumes was partially offset by a 4% decrease in the KCP average selling price and a decrease of 11% in the average price of lasers sold. The Company anticipates a decrease in net sales for the third quarter of 1996 compared to the second quarter, resulting from a decline in sales activity during the summer, primarily in Europe.

     Management believes that the sales growth and profitability anticipated from its laser product line will require broader market acceptance of laser products in general, increased market share, additional regulatory approvals and additional cost reductions. The Company is continuing its efforts to obtain additional regulatory approvals in the United States and Japan and to increase the Company's market share to improve laser sales growth and to achieve profitability in the laser product line.

     In February 1996, the Company signed distribution agreements with two significant distributors. Although there can be no assurances, management anticipates sales will improve in 1996, primarily resulting from improved sales through these distributors of the KCP 1000 whisperjet and the PulseMaster 600 LE laser in Europe and the Pacific Rim. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the failure of distributors to meet purchase commitments, the loss of distributor relationships, the failure to receive necessary regulatory approvals, and the negative effects of competition on prices and sales volumes.

     Gross profit as a percentage of net sales for the three and six month periods ended June 30, 1996 was 38% and 42% compared to 55% and 52% for the same periods in 1995. The decrease in gross profit as a percentage of net sales is due primarily to an increase in sales of the KCP 1000 PAC, a lower margin product, and decreases in the average selling price of KCP units. As a result of acquiring Texas Air, the manufacturer of the KCP product line, the Company anticipates improved gross margins on KCP products beginning in August 1996 due to the addition of manufacturing margin previously realized by Texas Air. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the negative effects of competition on prices and sales volumes and ADT's ability to successfully integrate Texas Air's business into ADT and to retain key personnel.

     Selling, general and administrative expense decreased $560,306 or 37% and $816,306 or 24% for the three and six month periods ended June 30, 1996 compared to the same periods in 1995. Pursuant to its manufacturing agreement, Texas Air shared research and development, legal, and marketing expenses of approximately $650,000 during the three and six month periods ended June 30, 1996. In addition, there were reductions in legal and depreciation expenses for the same six month period compared to the period ended June 30, 1995.

     Research and development expenses were $168,894 and $403,244 for the three and six month periods ended June 30, 1996 compared to $245,255 and $494,661 for the same periods in 1995. The decrease in 1996 primarily relates to sharing of expenses with Texas Air.

     Related party royalty income is derived from the sale of products by Denics Co., Ltd. ("Denics"), ADT's distributor in Japan and certain Asian and Pacific markets. There was no related party royalty income for the three and six month periods ended June 30, 1996 because Denics began purchasing products directly from ADT. Related party royalty income was $76,500 and $247,500 for the three and six month periods ended June 30, 1995. Denics manufactured dental lasers in the third quarter of 1994 through 1995, and pursuant to its agreements, ADT earned a royalty on units sold in Japan and certain Asian and Pacific markets. Management expects that during the remainder of 1996, Denics will continue to purchase products directly from ADT rather than manufacturing them, which will result in a significant reduction in royalty income, but sales and gross profits to the Pacific Rim market will increase.

Business Combination

     In late July 1996, the Company and Texas Air stockholders approved the merger, which was consummated July 31, 1996. The Company acquired 100% of Texas Air's outstanding stock in exchange for 11,429,772 shares of the Company's common stock and warrants to purchase 6,996,913 additional shares of common stock at $1.4041 per share for a period commencing August 1, 1997 and ending July 31, 1999. The Company will account for the merger as a purchase. The Company expects to benefit from improved gross margins and cash flow from the manufacturing operations. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the negative effects of competition on prices and sales volumes and ADT's ability to successfully integrate Texas Air's business into ADT and to retain key personnel.

Liquidity and Capital Resources

     On August 7, 1995, ADT obtained a $1,500,000 loan from Texas Air with interest payable at prime (8.25% at June 30, 1996). Interest is due on a quarterly basis. A principal payment of $200,000 due May 1, 1996 was paid and the balance, which was originally due on August 1, 1996, was extended following a $200,000 principal payment on August 1, 1996. Approximately $1,410,000 of these loan proceeds have been deposited with the court to stay enforcement of a judgment against ADT in the Alameda Superior Court, Oakland, California, pending an appeal of that case. However, that case was recently settled and ADT anticipates the funds will be released by the court and the loan repaid. ADT's obligations to Texas Air are secured by a pledge of all ADT's assets.

     The Company has a $1,000,000 note payable to Denics, with interest at 3% above the discount rate in Japan (0.5% at June 30, 1996). As of June 30, 1996, $600,000 was outstanding. Borrowings are being repaid in annual principal installments of $200,000 over a five year period which began in June 1995. Borrowings are secured by an assignment of the Company's Japanese patents and related technologies.

     The Company's operating activities used $510,410 in cash resources during the six month period ended June 30, 1996, compared to $114,382 in the same period of 1995. The use of cash resources during the period ended June 30, 1996 is principally due to a $1,645,575 increase in accounts receivable, resulting primarily from higher sales, and a reduction in other accrued liabilities, primarily customer deposits of approximately $450,000. These changes were partially offset by net income of $1,138,251 and a $175,002 increase in accounts payable.

     The Company has a working capital deficit of $566,976 at June 30, 1996 compared to a working capital deficit of $1,437,290 at December 31, 1995. The improvement in the deficit is a result of net income of $1,138,251 for the six month period ended June 30, 1996. The deficit is due primarily to use of the $1,500,000 note payable for non-current assets, primarily a deposit of $1,410,000 and prepaid foreign taxes of $300,000.

     Management believes it has taken steps to strengthen its financial position and improve its cash flow by acquiring Texas Air in July 1996 and continuing its efforts to expand sales; control selling, general and administrative expenses; and obtain additional financing. The Company expects to benefit from improved gross margins and cash flow from the manufacturing
operations of Texas Air.   The foregoing statement is a "forward looking
statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the negative effects of competition on prices and sales volumes and the Company's ability to successfully integrate Texas Air's business into the Company and to retain key personnel.

     Sales thus far in 1996 are in line with the Company's business plan and management expects that trend to continue. Although there can be no assurances, the Company anticipates sales will improve in 1996 compared to 1995, primarily resulting from sales of the KCP 1000 whisperjet and the PulseMaster 600 LE laser. In February 1996, the Company signed distribution agreements for lasers and KCP products with two significant distributors. Purchases under these agreements are expected to aggregate approximately $8,600,000 ratably throughout 1996. The foregoing statements in this paragraph are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the failure of distributors to meet purchase commitments, the loss of distributor relationships, the failure to receive necessary regulatory approvals and the negative effects of competition on prices and sales volumes.

     The Company believes, based upon its current business plan and completion of the merger with Texas Air, that current cash resources and cash generated through operations should be sufficient to meet the Company's anticipated liquidity needs through at least mid 1997. However, unexpected sales reductions without a corresponding reduction in expenses would create a need for additional working capital. The Company is continuing to pursue additional sources of financing to address its potential short and long-term cash needs, including without limitation, renegotiating existing debt.


                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 30, 1996, American Dental Technologies, Inc. ("ADT") and Sunrise Technologies International, Inc. ("Sunrise") settled all lawsuits pending between them. An appeal pending in the California Court of Appeal, First Appellate District, Division Four relating to disputes arising out of a February 1994 settlement agreement between the parties will be dismissed and Sunrise has relinquished and forgiven the $940,178 judgment it received against ADT last August in the Superior Court for the County of Alameda-Southern Division. ADT anticipates that the approximately $1,410,000 cash deposit posted by ADT with the court, pending the appeal of that case, will be released and returned to ADT. In addition, all three patent cases between the parties pending in the United States District Court for the Northern District of California, will be dismissed, with prejudice. Mutual general releases will also be exchanged. ADT anticipates related patent claims pending between ADT and Danville Manufacturing, Inc. and Sullivan Dental Products Inc. will be dismissed, without prejudice.

     ADT has licensed Sunrise under its dental air abrasive method and systems patents in return for a seven percent royalty on all air abrasive products manufactured (by or on behalf of Sunrise), sold, or leased by Sunrise, in a country where ADT has patents or patent applications on any dental air abrasive products or methods. Sunrise has acknowledged the validity of ADT's method and system patents (U. S. Patent Numbers 5,275,561, 5,330,354, 5,350,299 and
5,525,058). ADT has acknowledged that Sunrise's current products are not infringing ADT's apparatus patents (U.S. Patent Numbers 4,635,897, 4,708,534, 4,733,503 and 4,893,440), or any other non-dental air abrasive patents owned by ADT. Sunrise's patent license is non-exclusive, may not be sub-licensed and is non-transferable for 18 months. If within two years of July 30, 1996 Sunrise transfers all of its dental air abrasive business to another, then ADT will also be entitled to ten percent of the gross consideration Sunrise receives for the transfer of the license and the dental air abrasive business and the transferee must assume Sunrise's obligations under the license.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 29, 1996, at which the stockholders considered and voted on the following matters:

1. Approval of the merger between Texas Airsonics, Inc. and a wholly owned subsidiary of the Company and the issuance of Company common stock and warrants in connection with the merger. The results of the voting were as follows:

     For-11,122,592  Against-52,958  Abstain-12,774   Broker Non-Votes-2,926,258

2. Both nominees for director at the meeting were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.


        William D. Myers         For-14,035,744         Withheld-78,838
        Ben J. Gallant           For-14,038,144         Withheld-76,438


3. Approval of an amendment to the Company's certificate of incorporation to increase the authorized common stock from 25 million to 50 million shares. The results of the voting were as follows:

     For-11,264,246  Against-141,064  Abstain-15,075  Broker Non-Votes-2,694,197

4. Approval of an amendment to the Company's Long-Term Incentive Plan to increase the number of shares issuable under the plan to 2.5 million shares. The results of the voting were as follows:

     For-10,975,265  Against-416,895  Abstain-30,025  Broker Non-Votes-2,692,397

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K:

   (a)   Exhibits:

       Exhibit 2.1 Restated Agreement and Plan of Reorganization and associated Restated Merger Agreement dated as of November 22, 1996, among American Dental Technologies, Inc., ADT Merger Corp. and Texas Airsonics, Inc. (Incorporated herein by reference to ADT's Registration Statement No. 333-6663, Annex A to the Joint Proxy Statement/Prospectus)

       Exhibit 3.1 Certificate of Incorporation of American Dental Technologies, Inc. filed on November 21, 1989, with amendments, filed with the Delaware Secretary of State and effective on January 12, 1990; May 15, 1991; June 4, 1991; June 1,

                     1993; and July 29, 1996 (Incorporated herein by
                     reference to ADT's Form 8-K filed August 9, 1996, Exhibit 3.1)

       Exhibit 4.1 Form of Merger Warrant (Incorporated herein by reference to ADT's Registration Statement No. 333-6663, Exhibit 4.7)

       Exhibit 10.1 Form of Ben J. Gallant Employment Agreement (Incorporated herein by reference to ADT's Registration Statement No. 333-6663, Exhibit 10.53)

       Exhibit 10.2 Form of License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Dental Technologies, Inc. and Texas Airsonics, L.P. (Incorporated herein by reference to ADT's Registration Statement No. 333-6663,
                     Exhibit 10.54)

       Exhibit 10.3 Settlement Agreement between American Dental Technologies, Inc. and Sunrise Technologies International, Inc., dated July 30, 1996

       Exhibit 11.1  Statement Re: Computation of Net Income Per Share

       Exhibit 27.1  Financial Data Schedule


     (b) There have been no reports on Form 8-K filed during the quarter ended June 30, 1996. However, on August 9, 1996, the Company filed a Current Report on Form 8-K relating to the Company's acquisition of Texas Air on July 31, 1996.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMERICAN DENTAL TECHNOLOGIES, INC.



                                         By: /s/ Anthony D. Fiorillo
                                            -----------------------------
                                            Anthony D. Fiorillo
                                            Chief Executive Officer

Dated:  August 13, 1996

                                         By: /s/ Diane M. Miller
                                            -----------------------------
                                            Diane M. Miller
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

Dated:  August 13, 1996

                               INDEX TO EXHIBITS




Exhibit No.

Exhibit 10.3 Settlement Agreement between American Dental Technologies, Inc. and Sunrise Technologies International, Inc., dated July 30, 1996

Exhibit 11.1  Statement Re: Computation of Net Income Per Share

Exhibit 27.1  Financial Data Schedule