Form 10-Q
period 1996-09-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1996-11-13
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


  (Mark One)

                 /X/  Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1996.

                 / / Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934 For the
                     transition period from ___   to            .


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


                             Yes  /X/   No  / /

     Number of shares outstanding of the registrant's common stock as of
                             November 12, 1996:

                              27,526,567 Shares

                        PART I     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                             Three Months Ended                       Nine Months Ended
                                                September 30                            September 30
                                          1996                 1995                  1996             1995
                                       ----------           ----------           -----------       -----------

Revenues                               $4,046,803           $2,286,035           $14,220,805       $10,138,871
Cost of sales                           2,239,963            1,266,038             8,160,367         5,034,082
                                        ---------            ---------             ---------         ---------
Gross profit                            1,806,840            1,019,997             6,060,438         5,104,789

Selling, general
  and administrative                      997,924            1,640,997             3,633,071         5,092,450
Research and development                   84,905              317,663               488,149           812,324
                                        ---------            ---------             ---------         ---------
Income (loss) from operations             724,011             (938,663)            1,939,218          (799,985)

Other income (expense):
  Royalty income:
     Related Party (Note 3)                                     13,500                                 261,000
     Other                                  3,492                2,000                24,039            30,806
  Other                                    35,944                                     19,657
  Interest expense                        (14,448)             (31,169)              (95,664)          (67,889)
                                        ---------            ---------             ---------         ---------
Net income (loss)                       $ 748,999            $(954,332)           $1,887,250         $(576,068)
                                        =========           ==========            ==========        ==========

Net income (loss) per share             $    0.02           $    (0.06)           $     0.08        $    (0.04)
                                        =========           ==========            ==========        ==========



      See notes to unaudited condensed consolidated financial statements.

                       American Dental Technologies, Inc.
                     Condensed Consolidated Balance Sheets

                                                          September 30, 1996      December 31, 1995
                                                          ------------------      -----------------
                                                              (unaudited)
ASSETS
Current assets:
  Cash                                                        $ 1,665,833           $1,665,718
  Accounts receivable:
     Trade, less allowance of $350,000 in 1996
             and $375,000 in 1995                                 989,631            1,220,010
     Related parties                                            1,155,885              724,283
                                                                ---------            ---------
                                                                2,145,516            1,944,293

  Inventories                                                   3,131,447            1,905,856
  Prepaid expenses and other current assets                       730,286              534,074
                                                                ---------            ---------
Total current assets                                            7,673,082            6,049,941

Prepaid foreign taxes                                             300,000              225,000
Deposit (Note 2)                                                                     1,410,267
Property and equipment, net                                     1,438,543              262,042
Intangible assets, net
  Goodwill (Note 2)                                             9,546,102            3,661,200
  Air abrasive technology rights                                1,133,718            1,267,998
  Other                                                           215,337              108,248
                                                              -----------          -----------
                                                               10,895,157            5,037,446
                                                              -----------          -----------
Total assets                                                  $20,306,782          $12,984,696
                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to related parties (Notes 2 and 3)               $200,000           $1,700,000
  Accounts payable:
     Trade                                                      2,276,470            2,839,548
     Related parties                                               45,000              884,374
                                                               ----------           ----------
                                                                2,321,470            3,723,922

  Compensation and employee benefits                              341,979              346,668
  Taxes other than income                                         417,895              607,177
  Other accrued liabilities                                       887,438            1,109,464
                                                               ----------           ----------
Total current liabilities                                       4,168,782            7,487,231

Deferred royalty income                                         3,000,000            3,000,000
Other non-current liabilities                                       6,285               64,993
Notes payable to related party,
  less current portion (Note 3)                                   400,000              600,000

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
     10,000,000 shares; none outstanding
  Common stock, $.01 par value, authorized
     50,000,000 shares; outstanding: 27,526,567                   275,265              157,387
  Additional paid-in capital                                   40,182,302           31,288,188
  Accumulated deficit                                         (27,725,852)         (29,613,103)
                                                             ------------         ------------
Total stockholders' equity                                     12,731,715            1,832,472
                                                             ------------         ------------
Total liabilities and stockholders' equity                   $ 20,306,782         $ 12,984,696
                                                             ============         ============

      See notes to unaudited condensed consolidated financial statements.

                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                       Nine Months Ended
                                                                          September 30
                                                                   1996                 1995
                                                              ---------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                             $ 1,887,250          $  (576,068)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation                                                 199,053              328,500
     Amortization                                                 468,891              355,020
     Gain on disposal of fixed assets                                (960)             (11,533)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                            353,689              142,078
       Increase in inventories                                   (166,381)            (309,516)
       Decrease in prepaid expenses and other
         current assets                                            49,277               41,855
       Increase in prepaid foreign taxes                          (75,000)            (225,000)
       (Decrease) increase in accounts payable                 (1,887,683)              44,889
       (Decrease) increase in compensation and
         employee benefits                                         (4,689)             127,327
       Decrease in taxes other than income                       (189,282)            (155,196)
       Decrease in other accrued liabilities                     (473,904)             (68,129)
       Decrease in other non-current liabilities                  (25,708)             (49,834)
                                                              -----------          -----------
Net cash provided by (used in) operating activities               134,553             (355,607)

INVESTING ACTIVITIES:
  Proceeds from sale of property                                      960               31,344
  Purchases of property and equipment                             (38,307)             (29,621)
  Decrease in non-current deposits (Note 2)                     1,410,267
  Cash acquired from Texas Airsonics, Inc.                        217,772
  Increase in intangible assets                                  (322,215)
                                                              -----------          -----------
Net cash provided by investing activities                       1,268,477                1,723

FINANCING ACTIVITIES:
  Payments on note payable to related parties (Note 3)           (200,000)            (200,000)
  Payments on note payable (Note 2)                            (1,290,000)
  Proceeds from sale of common stock                                                   800,000
  Proceeds from exercise of stock options                          87,085
  Proceeds from note payable to related party                                        1,500,000
                                                              -----------          -----------
Net cash provided by (used in) financing activities            (1,402,915)           2,100,000

Increase in cash                                                      115            1,746,116
Cash at beginning of period                                     1,665,718              839,259
                                                              -----------          -----------
Cash at end of period                                         $ 1,665,833          $ 2,585,375
                                                              ===========          ===========



       See notes to unaudited condensed consolidated financial statements

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1996  (Unaudited)


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

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for other quarters of 1996 or for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Inventories - Inventories consist of the following:

                                                    September 30, 1996  December 31, 1995
                                                    ------------------  -----------------
  Finished goods                                      $1,330,136            $1,261,853
  Work in progress                                       188,382                39,638
  Raw materials, parts and supplies                    1,612,929               604,365
                                                      ----------            ----------
                                                      $3,131,447            $1,905,856
                                                      ==========            ==========

Property and equipment - Accumulated depreciation aggregated $2,249,386 at September 30, 1996 and $2,065,633 at December 31, 1995.

Intangible Assets - Accumulated amortization aggregated $1,998,291 at September 30, 1996 and $1,529,400 at December 31, 1995.

2.   Texas Airsonics, Inc. Acquisition

On July 31, 1996 the Company acquired 100% of Texas Airsonics, Inc.'s ("Texas Air's") outstanding common stock in exchange for 11,429,772 shares of the Company's common stock and warrants to purchase 6,996,913 additional shares of common stock at $1.4041 per share for a period commencing August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total value of common stock and warrants issued ($8,572,329) has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $6,098,599 has been accounted for as goodwill and will be amortized over a fifteen year period.

The following unaudited pro forma summary of operations is presented as though Texas Air was acquired at the beginning of each period.

                                                             Nine Months Ended September 30
                                                                1996                  1995
                                                                ----                  ----
  Revenues                                                  $14,674,526           $10,832,478
  Net income (loss)                                           1,632,820              (462,873)
  Net income (loss) per share                                     $0.05                $(0.02)

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1996 (Unaudited)

2.   Texas Airsonics, Inc. Acquisition (continued)

Texas Air shared research and development, legal, and marketing costs of $1,220,000 through July 31, 1996.

On August 7, 1995, ADT obtained a $1,500,000 loan from Texas Air with interest payable at prime and due on a quarterly basis. Approximately $1,410,000 of these loan proceeds had been deposited with a California court to stay enforcement of a judgment against ADT, pending an appeal. That case was recently settled and the funds were released by the court and the loan repaid (Note 4). ADT's obligations to Texas Air had been secured by a pledge of all ADT's assets, which was released upon repayment of the loan.

3.   Related Party Transactions

DENICS CO., LTD. The Company has a note payable to Denics Co., Ltd. ("Denics"), with interest at 3% above the discount rate in Japan (0.5% at September 30, 1996). As of September 30, 1996, $600,000 was outstanding. Borrowings are being repaid in annual principal installments of $200,000 over a five year period which began in June 1995. Borrowings are secured by an assignment of the Company's Japanese patents and related technologies.

Denics manufactured dental lasers in the third quarter of 1994 through 1995 and pursuant to its agreements, the Company earned a royalty on those laser units sold in Japan and certain Asian and Pacific markets. The Company earned royalty payments, net of foreign taxes, of $13,500 and $261,000 during the three and nine month periods ended September 30, 1995, respectively. No royalty payments were due from Denics for the three and nine month periods ended September 30, 1996 because Denics purchased products directly from the Company. Management expects that during the remainder of 1996, Denics will continue to purchase products directly from the Company rather than manufacturing them, which will result in no royalty income, but sales and gross profits to the Pacific Rim market will increase. Denics has placed an order in excess of $5,000,000 for PulseMaster lasers, KCP units and related products to be shipped ratably in 1996.

OTHER On April 15, 1996, the Company acquired an ophthalmic excimer laser from a principal shareholder and director. The laser has been placed in a surgical center and is being utilized to perform photo-refractive keratotomy (PRK). The Company receives a fee from the surgical center on a per use basis. The purchase price of the laser is approximately $525,800, which is to be paid in restricted common stock together with a warrant to purchase an equal number of shares of common stock at market value, exercisable until April 1999. The first of two installments of restricted common stock and warrants was made in April 1996 and the second installment is due in April 1997. The laser can be returned and the second installment canceled at the Company's option, at any time up to March 31, 1997. The first installment of 155,780 shares, based upon the average closing sale price of the Company's common stock for the first five trading days of April, together with a warrant to acquire 155,780 shares at an exercise price equal to said average price of $1.6875 per share was made on April 15, 1996.

4.   Litigation

On July 30, 1996, American Dental Technologies, Inc. ("ADT") and Sunrise Technologies International, Inc. ("Sunrise") settled all lawsuits pending between them. A pending appeal relating to disputes arising out of a February 1994 settlement agreement between the parties has been dismissed and Sunrise has relinquished and forgiven the $940,178 judgment it received against ADT in August 1995. The approximately $1,410,000 cash deposit posted by ADT with the court, pending the appeal of that case, has been released and the loan referenced in Note 2 was repaid. In addition, all three patent cases between the parties have been dismissed, with prejudice. Mutual general releases have also been exchanged. Related patent claims pending between ADT and Danville Manufacturing, Inc. and Sullivan Dental Products Inc. have also been dismissed.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1996 (Unaudited)


4.   Litigation (continued)

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

5.   Subsequent Events

In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.25% at September 30, 1996). The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of October 31, 1996, $500,000 was outstanding.

On October 31, 1996, the Company entered an agreement with Denics to form a joint venture to distribute dental products in certain Asian and Pacific markets beginning April 1, 1997. Under the terms of the agreement, the Company will issue $1,000,000 of common stock to Denics, in equal installments of $333,333 in December 1996, April 1997 and April 1998, as consideration for 50% ownership of the joint venture. The Company will be responsible for the management of the joint venture.

On October 31, 1996, the Company modified its agreement with Denics relating to manufacturing rights and royalties for the Company's products in Japan. Denics confirmed that the Company has earned the $3,000,000 prepaid royalty as of December 31, 1996 and that ADT has fulfilled all obligations under previous agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  For the three and nine month periods ended September 30, 1996, the Company's net sales increased 77% and 40% compared to the same periods in 1995. The increases in 1996 are due primarily to a 157% and 75% increase in the volume of KCPs sold for the three and nine month periods over the same periods for 1995. The Company's laser product sales volumes for the three and nine month periods ended September 30, 1996 decreased 13% and increased 1%, respectively, compared to the same periods in 1995. The effect of the increase in KCP volumes on net sales was partially offset by the 13% decrease in volume of lasers sold and a decrease of 12% in the average price of lasers sold.

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

  Management anticipates sales will continue to improve in the fourth quarter of 1996 compared to the fourth quarter of 1995, primarily from improved sales through the distributors of the KCP 1000 whisperjet and the PulseMaster 600 LE laser in the United States and the Pacific Rim. The Company has experienced significant sales increases in the United States during 1996 and management expects that trend to continue through at least mid 1997. The increase in the United States has been partially offset by lower sales in Germany, due primarily to dealer inventories and unfavorable changes in the German health care reimbursement system. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

  Gross profit as a percentage of net sales for the three and nine month periods ended September 30, 1996 was 45% and 43% compared to 45% and 50% for the same periods in 1995. The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 1996 is due primarily to an increase in sales of the KCP 1000 PAC, a lower margin product. As a result of acquiring Texas Air, the manufacturer of the KCP product line, the Company anticipates improved gross margins on KCP products due to the addition of manufacturing margin previously realized by Texas Air. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the extent to which competition may negatively affect prices and sales volumes and ADT's ability to successfully integrate Texas Air's business into ADT and to retain key personnel.

  Selling, general and administrative expense decreased $643,073 or 39% and $1,459,379 or 29% for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995. Pursuant to its manufacturing agreement, Texas Air shared research and development, legal, and marketing expenses of approximately $570,000 and $1,220,000 during the three and nine month periods ended September 30, 1996. In addition, there were reductions in legal and depreciation expenses for the same nine month period compared to the period ended September 30, 1995.

  Research and development expenses were $84,905 and $488,149 for the three and nine month periods ended September 30, 1996 compared to $317,663 and $812,324 for the same periods in 1995. The decrease in 1996 primarily relates to sharing of such expenses with Texas Air.

  Related party royalty income is derived from the sale of products by Denics Co., Ltd. ("Denics"), ADT's distributor in Japan and certain Asian and Pacific markets. Denics manufactured dental lasers in the third quarter of 1994 through 1995, and pursuant to its agreements, ADT earned a royalty on units sold in Japan and certain Asian and Pacific markets. There was no related party royalty income for the three and nine month periods ended September 30, 1996 because Denics purchased products directly from ADT.
Related party royalty income was $13,500 and $261,000 for the three and nine month periods ended September 30, 1995. Management expects that during the remainder of 1996, Denics will continue to purchase products directly from ADT rather than manufacturing them, which will result in a significant reduction in royalty income, but sales and gross profits to the Pacific Rim market will increase.

Business Combination

  In late July 1996, the Company and Texas Airsonics, Inc. ("Texas Air") stockholders approved the merger, which was consummated July 31, 1996. The Company acquired 100% of Texas Air's outstanding stock in exchange for 11,429,772 shares of the Company's common stock and warrants to purchase 6,996,913 additional shares of common stock at $1.4041 per share for a period commencing August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total value of common stock and warrants issued ($8,572,329) has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $6,098,599 has been accounted for as goodwill and will be amortized over a fifteen year period. The Company expects to benefit from improved gross margins and cash flow from the manufacturing operations acquired from Texas Air. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the extent to which competition may negatively affect prices and sales volumes and ADT's ability to successfully integrate Texas Air's business into ADT and to retain key personnel.

Liquidity and Capital Resources

In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.25% at September 30, 1996). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of October 31, 1996, $500,000 was outstanding.

  On August 7, 1995, ADT obtained a $1,500,000 loan from Texas Air with interest payable at prime and due on a quarterly basis. Approximately $1,410,000 of these loan proceeds had been deposited with a California court to stay enforcement of a judgment against ADT, pending an appeal. That case was recently settled and the funds were released by the court and the loan repaid. ADT's obligations to Texas Air had been secured by a pledge of all ADT's assets, which was released upon repayment of the loan.

  The Company has a note payable to Denics Co., Ltd. ("Denics"), with interest at 3% above the discount rate in Japan (0.5% at September 30, 1996). As of September 30, 1996, $600,000 was outstanding. Borrowings are being repaid in annual principal installments of $200,000 over a five year period which began in June 1995. Borrowings are secured by an assignment of the Company's Japanese patents and related technologies.

  The Company's operating activities provided $134,553 in cash resources during the nine month period ended September 30, 1996, compared to $355,607 used in the same period of 1995. The cash provided by operations during the nine months ended September 30, 1996 is primarily due to net income of $1,887,250, resulting primarily from higher United States KCP sales, and $666,984 in non-cash adjustments to net income, which were offset by a $1,887,683 decrease in accounts payable, primarily to Texas Air, and a $473,904 decrease in other current liabilities, primarily customer deposits of approximately $450,000.

  The Company has working capital of $3,557,775 at September 30, 1996 compared to a working capital deficit of $1,437,290 at December 31, 1995. The significant increase in working capital is primarily a result of net income of $1,887,250 for the nine month period ended September 30, 1996, the return of the non-current deposit of $1,410,000 and the working capital of Texas Air acquired by the Company.

  Management believes it has taken steps to strengthen its financial position and improve its cash flow by acquiring Texas Air in July 1996, securing a $2,500,000 revolving line of credit and continuing its efforts to expand sales and control selling, general and administrative expenses. The Company expects to benefit from improved gross margins and cash flow from the manufacturing
operations of Texas Air.   The foregoing statement is a "forward looking
statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the extent to which competition may negatively affect prices and sales volumes and the Company's ability to successfully integrate Texas Air's business into the Company and to retain key personnel.

Sales thus far in 1996 are in line with the Company's business plan and management expects that trend to continue. Although there can be no assurances, the Company anticipates sales will continue to improve in 1996 compared to 1995, primarily resulting from sales of the KCP 1000 whisperjet and the PulseMaster 600 LE laser in the United States and the Pacific Rim. The Company has experienced significant sales increases in the United States during 1996 and management expects that trend to continue through at least mid 1997. The increase in the United States has been partially offset by lower sales in Germany, due primarily to dealer inventories and unfavorable changes in the German health care reimbursement system. The foregoing statements in this paragraph are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive necessary regulatory approvals and the extent to which competition may negatively affect prices and sales volumes.

  The Company believes, based upon its current business plan, that current cash and financing resources and cash generated through operations should be sufficient to meet the Company's anticipated liquidity needs through at least the end of 1997.

                         PART II     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  As reported in the Company's Form 10-Q for June 30, 1996, American Dental Technologies, Inc. ("ADT") and Sunrise Technologies International, Inc. ("Sunrise") settled all lawsuits pending between them. An appeal pending in the California Court of Appeal, First Appellate District, Division Four relating to disputes arising out of a February 1994 settlement agreement between the parties has been dismissed and Sunrise has relinquished and forgiven the $940,178 judgment it received against ADT in August 1995 in the Superior Court for the County of Alameda-Southern Division. The approximately $1,410,000 cash deposit posted by ADT with the court, pending the appeal of that case, has been released and returned to ADT. In addition, all three patent cases between the parties pending in the United States District Court for the Northern District of California, have been dismissed, with prejudice. Mutual general releases have also been exchanged. Related patent claims pending between ADT and Danville Manufacturing, Inc. and Sullivan Dental Products Inc. have also been dismissed.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

  (a)      Exhibits:

      4.1 American Dental Technologies, Inc. Amended and Restated Long Term Incentive Plan

     11.1     Statements re: Computation of Net Income (Loss) Per Share

     27.1     Financial Data Schedule

  (b) On August 9, 1996, the Company filed a Current Report on Form 8-K disclosing information under Items 1, 2 and 7 relating to the acquisition of Texas Airsonics, Inc. The report included audited balance sheets of Texas Airsonics, Inc. as of December 31, 1994 and 1995 and audited statements of operations, cash flows and stockholders' equity of Texas Airsonics, Inc. for the years ended December 31, 1993, 1994 and 1995, an unaudited balance sheet of Texas Airsonics, Inc. as of March 31, 1996 and unaudited statements of operations and cash flows of Texas Airsonics, Inc. for the three months then ended, and unaudited pro forma balance sheets of the Company as of December 31, 1995 and March 31, 1996 and unaudited statements of operations of the Company for the year ended December 31, 1995 and the three months ended March 31, 1996.

           The Company filed a Current Report on Form 8-K on October 1, 1996 disclosing information under Item 1 relating to the September 24, 1996 appointment of Mr. Ben J. Gallant as the Company's President and Chief Operating Officer. The report contained no financial statements.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AMERICAN DENTAL TECHNOLOGIES, INC.




                                 By:      Ben J. Gallant
                                          President and
                                          Chief Operating Officer

Dated:     November 13, 1996


                                 By:      Diane M. Miller
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

Dated:     November 13, 1996

                              INDEX TO EXHIBITS


Exhibit No.
-----------

Exhibit 4.1 American Dental Technologies, Inc. Amended and Restated Long Term Incentive Plan

Exhibit 11.1    Statement Re: Computation of Net Income (Loss) Per Share

Exhibit 27.1    Financial Data Schedule