Form 10-K
period 1996-12-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 1997-03-14
CIK 874388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996, or

[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from          to        .



                          Commission File No. 0-19195


                       AMERICAN DENTAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                          38-2905258
   (State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                            identification number)


       28411 Northwestern Highway, Suite 1100, Southfield, Michigan 48034
               (Address of principal executive offices)(Zip Code)

                                 (810) 353-5300
              (Registrants telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:



  Title of Each Class                       Name of Exchange on which registered
        None                                             Not Applicable


          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $23,158,000 as of March 13, 1997, based upon the last sales price reported on The Nasdaq Stock Market's SmallCap Market on that date. For purposes of this calculation only, all directors, executive officers and owners of more than five percent of registrant's common stock are assumed to be affiliates. There were 27,790,757 shares of the registrant's Common Stock issued and outstanding on March 13, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrants' Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on
                                  Form 10-K

                                     PART I


ITEM 1. GENERAL DESCRIPTION OF BUSINESS

INTRODUCTION

     American Dental Technologies, Inc. ("ADT" or "Company") develops, manufactures and markets high technology dental products designed for general dentistry. ADT's primary products are air abrasive kinetic cavity preparation systems ("KCP") and pulsed dental lasers, primarily the PulseMaster models. ADT also develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications.

     ADT was incorporated in November 1989 as a Delaware corporation and is the successor by merger in January 1990 to several related companies formed between 1986 and 1988 to develop and commercialize a low power pulsed dental laser based on research by two of ADT's founders. ADT completed an initial public offering in June 1991 and acquired laser manufacturing and research and development capabilities after acquiring Incisive Technologies, Inc. ("Incisive") in December 1993. ADT develops and manufactures the KCP and PulseMaster products at its own modern manufacturing facility located in Corpus Christi, Texas.

     Since 1992, ADT had been acquiring manufacturing rights, patents, patent applications and other proprietary rights relating to air abrasive technology in dentistry from Texas Airsonics, Inc. ("Texas Air"), its exclusive supplier of the KCP. Texas Air developed and manufactured air abrasive products for dental and industrial manufacturing markets. On July 31, 1996, ADT acquired Texas Air and on December 31, 1996, merged Texas Air into ADT. The acquisition of Texas Air is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combination" and in Note 2 to the Notes to Consolidated Financial Statements.

PRODUCTS

KCP Cavity Preparation Systems

     The KCP 1000 "whisperjet" cavity preparation system is ADT's primary air abrasive product. ADT currently offers four KCP product models, including the table-top KCP 10 "PrepJet", the KCP100, the KCP1000 and the KCP1000 PAC. ADT's KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece. The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength. It is also used for sealant preparations, stain removal and intraoral porcelain removal and repair. The KCP can often be used in place of a drill and may be used in many cases without anesthesia. The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel.  The air abrasive stream is activated
by a foot pedal.   The KCP floor models are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.

     The KCP is best used in conjunction with modern tooth-colored composite restoration materials. It is not recommended for removing large amalgam fillings. The precision of the KCP and the manner in which it prepares surfaces for restorations allow for earlier treatment of decay and less destruction of the tooth while restoring it. In many cases, the KCP may be used without anesthesia, allowing a dentist to treat teeth in different quadrants of the mouth during a single visit. This is generally not possible when conventional instruments and anesthesia are used.

     ADT also markets a Plasma Arc Curing System ("PAC") as an accessory to its KCP and as a stand alone unit. The PAC utilizes a high intensity light source to rapidly cure composite fillings. Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights. The KCP1000 PAC combines an air abrasive cavity preparation system together with a composite curing light in a single instrument. This allows dentists to efficiently switch from cavity preparation to curing.

     The KCP is sold primarily in the United States, certain Asian and Pacific markets and Europe. The KCP represented approximately 67%, 49% and 31% of ADT's total revenues in 1996, 1995 and 1994, respectively.

Nd:YAG Dental Lasers

     PulseMaster - The PulseMaster is ADT's primary laser product line. PulseMasters are neodymium yttrium-aluminum-garnet (Nd:YAG) lasers that deliver pulses of laser energy through a flexible fiber optic delivery system that can reach into difficult recesses of the mouth. Depending upon the model, PulseMasters can deliver a 100-microsecond energy pulse at rates varying from 10 to 200 times per second. Various models deliver a maximum of up to three, six and ten watts of average power. Each PulseMaster is contained in a movable cabinet the size of a medium suitcase, weighs approximately 85 pounds and plugs into a standard electrical outlet.

     ADT's dental lasers, components and accessories are sold primarily in certain Asian and Pacific markets, Europe and the United States. Lasers represented approximately 26%, 47% and 46% of ADT's total revenues during 1996, 1995 and 1994, respectively.

     ADT believes one important feature of its Nd:YAG dental lasers is their ability to help reduce the pain associated with the procedures for which they are used. Additionally, because the laser is more precise than standard dental instruments, its use results in less cellular destruction. The laser minimizes bleeding during soft tissue surgery, creating a cleaner field in which to operate by eliminating time-consuming removal of blood from the operative site. The laser also reduces the risk of post-operative infection.

     ADT's dental lasers are used for both soft tissue and hard tissue applications. Soft tissue procedures include removing excess or diseased gum tissue, contouring gums, performing biopsies, preparing gums for crown and bridge impressions, trimming the gums to fit crowns and bridges, treating gum disease and for hemostasis (control of bleeding). Hard tissue applications include removing early decay from teeth, etching, removing stains, increasing hardness of dentin, and desensitizing and anesthetizing teeth. ADT has not received clearance from the U.S. Food & Drug Administration ("FDA") to market dental lasers in the United States for any hard tissue application, but does market these instruments in certain other countries for such purposes. See "Governmental Regulation."

Industrial Products

     As a result of the acquisition of Texas Air, ADT now develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications. AJM has a wide range of applications, including drilling, cutting, abrading, deburring, dressing, beveling, etching, shaping and polishing. Its principal advantage over conventional machining is that the AJM process, which accomplishes its work through kinetic particle displacement (an erosion process), produces no heat, shock or vibration. This enables precise work to be done on fragile materials without deburring or further processing. Generally, the same is not true of drills, saws, laser or other types of conventional machining equipment because all of these systems rely on heat and/or friction to perform the work. These machining techniques generally require further processing and in many instances do not provide the precision available with AJM, particularly with fragile materials. AJM systems are often used to remove the slag, burrs and flash resulting from conventional machining processes. Some examples include deburring needles, beveling silicon wafers and cutting fiber optics.

     Industrial products accounted for less than five percent of ADT's total revenues in 1996.

MARKETING, SALES AND TRAINING

General

     ADT markets its dental products to both general dental practitioners and certain dental specialists primarily through independent distributors and, to a lesser extent, through its own direct sales force. Primary markets have been and are expected to be the United States, certain Asian and Pacific markets and Europe.

     Since July 1993, Patterson has been ADT's primary United States distributor of the KCP. With 82 offices coast to coast, Patterson is the largest dental distributor in the United States. During 1996, ADT established relationships with other United States dental products distributors, including Benco Dental Company and Henry Schein, Inc. Distributors use their distribution networks to provide sales leads, shipping, installation and technical service support for the KCP. ADT and its distributors work cooperatively to develop prospects and close sales.

     Since June 1993, ADT's products have been marketed in Japan and certain other Asian and Pacific markets by Denics or its affiliates. In late 1996, ADT and Denics entered into a joint venture agreement to distribute and market dental products for ten years in certain Asian and Pacific markets, beginning in April 1997. ADT will manage the joint venture and will supply products to the joint venture at ADT's manufactured cost, plus ten percent. Capital will be contributed to the joint venture equally and profits and cash distributions, if any, will be shared equally. Denics will continue to exclusively market ADT's products in Japan and to date has purchase commitments of approximately $1,600,000 for 1997.

     ADT's products are marketed in Europe through dental distribution groups in various countries. In the Company's primary European market, Germany, ADT utilizes two major distribution groups, Dental Liga GmbH ("Dental Liga") and Orbis High Tech Dental GmbH ("OHT"). Dental Liga and OHT together purchased approximately $2,700,000 of product from ADT during 1996.

     The loss of ADT's relationship with any of its dental product distributors or their failure to meet purchase commitments, could have a material adverse effect on ADT's business.

     ADT presently has several industrial product distributors. Such distributors have been and are anticipated to be the primary source of sales for ADT's industrial products in the future. Industrial product distributors are supported by ADT primarily through advertising in the Thomas Register and trade journals, and participation in trade shows.

     ADT also sells some industrial products directly to customers through advertisements or customer referrals and through original equipment manufacturers of grinding equipment who purchase AJM systems to incorporate into their equipment.

Installation, Training and Service

     Because ADT's dental products represent new approaches to dentistry, installation and training are considered to be significant aspects of its marketing efforts. Shortly after any purchase, ADT, or the selling distributor, installs the product, verifies that it is in proper working order and provides training. ADT also encourages each purchaser to participate in ongoing continuing education regarding the use of ADT's dental products and endeavors to share new developments as soon as reliable scientific support has been established.

     ADT or its distributors generally provide warranty service for ADT's products in the United States. To service its dental products, ADT has two full-time service employees in the United States. It also has service arrangements with independent distributors and equipment repair companies for products in other markets. If such arrangements are unavailable, certain of ADT's sales personnel are trained to make minor service repairs. To date, ADT has not experienced significant service problems. Generally, the warranty for lasers is one year on the dental laser system and 60 days on the optic fiber. Generally, the warranty for a KCP or a PAC is one year. ADT provides a limited five year warranty that a PAC will deliver full curing energy in the calibrated time of ten seconds or less.

Support of Educational Activities

     Because ADT's dental products represent new approaches to dentistry, ADT believes a substantial effort is required to educate dentists regarding the advantages of its technology. ADT actively supports educational activities relating to the use of its products.

     Dr. Terry Myers, ADT's Senior Vice President - Dental Division, is the executive director of The Institute for Advanced Dental Technologies, formerly The Institute for Laser Dentistry (the "Institute"). The Institute was originally founded to advance the professional understanding of laser dentistry. Under the auspices of the Institute, Dr. Myers lectures at dental meetings and institutions throughout the world and publishes professional papers and articles. The Institute also supervises the training of clinical instructors, provides clinical instructors to lead educational programs and evaluates developments in dental technology.

     Important educational activities include the Institute's clinical training seminars on the fundamentals of laser dentistry, educational courses on air abrasive cavity preparation and enamel and dentin modification, and regional continuing education programs on both dental laser and air abrasive technologies. Generally the programs are open to any interested dental professional, taught by practicing dentists and others qualified by the Institute as instructors and held either in the instructors' dental offices or at a local hotel. Programs may last as long as two and one-half days or just for an evening. At a laser seminar, the instructor lectures on laser physics, tissue interaction and safety, clinical applications and limitations, and demonstrates clinical procedures that the individual clinical instructor selects. At an air abrasive course, the instructor lectures on the advantages, clinical applications and limitations of air abrasive technology in operative dentistry, and demonstrates clinical procedures using the KCP. ADT supports these programs by providing financial support to the Institute, soliciting enrollments and assisting in the preparation of course materials. Following the completion of the program, an ADT sales representative is typically available to answer questions concerning ADT's products.

     Another important activity is the Institute's involvement in the formulation and adoption of nationally and internationally recognized dental laser educational standards. The Institute works closely with the Academy of Laser Dentistry (the "Academy"), a non-profit professional organization for the advancement of dental lasers. The Institute is one of the few organizations recognized by the Academy as qualified to conduct dental laser educational courses recommended by the Academy.

     The Institute is also designated as a nationally approved sponsor by the Academy of General Dentistry. The formal continuing education programs of the Institute are accepted by the Academy of General Dentistry for Fellowship/Mastership credit. The current term of approval extends to December 31, 1999. In addition, the Institute is an American Dental Association Continuing Education Recognition Program recognized provider.

COMPETITION

     In general, ADT's products are subject to intense competition, both from other advanced dental technology companies and from makers of conventional dental equipment. ADT believes there are approximately five companies which presently sell competing dental air abrasive products and several other companies have announced plans to market dental air abrasive systems. ADT believes there are approximately eight competing companies which presently offer Nd:YAG, argon, erbium, holmium or CO2 lasers for use in dentistry. To the best of the Company's knowledge, ADT's dental air abrasive and dental laser revenues exceeded those of each of these competitors for 1996.

     ADT's KCP, PAC and PulseMaster products must also compete with conventional treatment methods using dental instruments or equipment which are generally less expensive and with which dentists are more familiar. In the industrial field, there are numerous companies which produce AJM equipment.

     Many of these competing manufacturers and suppliers may have been in business longer, have greater resources and/or have a larger distribution network than ADT. ADT's competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products. While ADT believes its products are competitive in terms of capabilities, quality and price, competition has, and may in the future, adversely affect ADT's business.

PATENTS

     ADT believes its patents provide a competitive advantage in those countries where they have been issued. ADT believes its air abrasive technology patents and other patent rights provide a proprietary means to utilize that technology in dentistry. In the United States, ADT has method patents covering the majority of dental applications for which pulsed lasers are used. For patents in force or applications on file on or before June 8, 1995, the initial life of each patent is 17 years. For applications filed after June 8, 1995, the initial term of any patent issued is 20 years from the first effective filing date of the application.

KCP

     ADT owns the following United States patents related to dental air abrasive systems and methods for using an air abrasive stream for dentistry like that employed in the KCP cavity preparation system.


                    Description                     Patent Number  Issue Date
                    -----------                     -------------  ----------
  Method for preparing tooth structure for bonding      5,275,561     1/01/94
  Dental treatment system                               5,330,354     7/19/94
  Combination dental air abrasive and laser system      5,334,016     8/02/94
  Dental air abrasive system                            5,334,019     8/02/94
  Dental treatment system                               5,350,299     9/27/94
  Servo valve for air abrasive system                   5,525,058     6/11/96


     ADT also owns the exclusive rights to several United States patents covering proprietary technology which may be utilized in dental air abrasive cavity preparation systems as listed below.


                    Description                     Patent Number  Issue Date
                    -----------                     -------------  ----------
  Tube flow shut-off                                    4,635,897    01/13/87
  Particle feed device with reserve supply              4,708,534    11/24/87
  Abrasive jet machining                                4,733,503    03/29/88
  Abrasive jet machining                                4,893,440    01/16/90

Laser

     ADT owns the following United States patents related to dental lasers. These patents cover methods of performing dental procedures with a pulsed laser, dental laser assembly systems, and a disposable dental laser handpiece.


                      Description                        Patent Number  Issue Date
                      -----------                        -------------  ----------
Removing stains and incipient carious lesions (decay)        4,521,194    06/04/85
Removing tooth decay and removing intraoral soft tissue      4,818,230    04/04/89
Performing root canal and apicoectomy procedures             4,940,411    07/10/90
Desensitizing and anesthetizing teeth                        5,055,048    10/08/91
Etching dentin                                               5,122,060    06/16/92
Etching enamel                                               5,123,845    06/23/92
Sealing openings in roots of teeth                           5,180,304    01/19/93
Dual dental laser assembly                                   5,207,576    05/04/93
Disposable dental laser handpiece                            5,228,852    07/20/93
Sterilizing and closing accessory tooth canals               5,232,367    08/03/93
Holmium and Erbium doped lasers for dentistry                5,257,935    11/02/93
Merging hydroxyapitite to teeth or bone                      5,275,564    01/04/94
Erbium doped YAG laser delivery system                       5,310,344    05/10/94
Enlarging and shaping a root canal                           5,324,200    06/28/94
Holmium and Erbium doped lasers for dentistry                5,342,198    08/30/94
Intracavity modulated pulsed laser with a variable
 controllable modulation frequency                           5,390,204    02/14/95
Dual wave length dental laser                                5,507,739    04/16/96


     ADT has Australian and Canadian patents that cover holmium and erbium doped lasers with wavelengths between two and three microns.

Industrial Patents

     ADT owns or is licensed to use several United States and international patents related to AJM. The technology covered by the patents allows ADT's industrial products to (i) provide a consistent abrasive powder flow; (ii) precisely adjust powder flow independently of air volume; (iii) consistently allow for a wide range of abrasive powder sizes; (iv) use smaller orifices than other existing AJM technology; or (v) work at lower and higher pressures than other AJM technology. These patents are listed below.

United States Patents

       Description                                              Patent Number  Issue Date
       -----------                                              -------------  ----------
       System for storing and feeding abrasive                      4,708,534    11/24/87
       High pressure abrasive jet unit                              4,733,503    03/29/88
       Abrasive jet machining                                       4,893,440    01/16/90
       Dental air abrasive system                                   5,330,354    07/19/94
       Dental air abrasive system                                   5,350,299    09/27/94
       Servo valve for air abrasive system                          5,525,058    06/11/96

International Patents


       Description                                              Patent Number  Issue Date
       -----------                                              -------------  ----------
       Helical particle feed (Canada )                              1,213,144    10/28/86
       Pinch tube shut-off device (Canada )                         1,216,272    01/06/87
       System for storing and feeding abrasive (Great Britain)      2,145,389    10/28/87
       System for storing and feeding abrasive (Canada)             1,229,984    12/08/87
       System for storing and feeding abrasive (France)              84 13194    03/16/90
       System for storing and feeding abrasive (Japan)              1,571,789    07/25/90
       High pressure abrasive jet unit (Canada)                     1,277,837    12/18/90
       High pressure abrasive jet unit (France)                       306,492    09/22/93
       High pressure abrasive jet unit (Germany)                    3787529.9    09/22/93

SUPPLIERS AND MANUFACTURING

     ADT manufactures, assembles and services its products at its Company owned facility in Corpus Christi, Texas. ADT has modern machining operation capability allowing it to control the production of certain non-standard parts.

     ADT's products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers and/or fabricated internally at its manufacturing facility. ADT uses numerous suppliers for standard off the shelf parts and for fabrication of certain parts. Although most of the parts and components used in its products are available from multiple sources, ADT presently obtains several parts and components from single sources. Lack of availability of certain parts and components could result in production delays. While the loss of ADT's relationship with a particular supplier might result in some production delays, it should not materially affect ADT's business.

RESEARCH AND DEVELOPMENT

     Most research and development, prototype production, and testing activities take place at the Texas facility, although some research and development work is performed for ADT by consultants. Basic research and development related to ADT's dental products had in the past been performed by suppliers under agreements with ADT and was partially funded by ADT. The Incisive and Texas Air acquisitions provided ADT direct research and development capabilities. The Texas facility has an engineering and CAD/CAM drafting staff and is expected to manufacture ADT's prototype requirements. Generally, ADT expects to conduct its own research and development activities. ADT will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complimentary products.

     ADT's research and development expenditures for 1996, 1995 and 1994 were $668,796, $784,319 and $1,194,468, respectively. ADT's current research and development efforts are focused on new and expanded applications for the laser and KCP in dentistry, enhanced laser technology, and potential complimentary products for the dental market.

GOVERNMENTAL REGULATION

     ADT's dental products are subject to significant governmental regulation in the United States and certain other countries. In order to conduct clinical tests and to market products for therapeutic use, ADT must comply with procedures and standards established by the FDA and comparable state and foreign regulatory agencies. Changes in existing regulations or adoption of additional regulations may adversely affect ADT's ability to market its existing products or to market enhanced or new dental products.

United States Regulatory Requirements

     The FDA grants clearance to market through two methods. One method is a pre-market notification filing under Section 510(k) of the Food, Drug and Cosmetic Act (the "Act"), in which applicants must prove that the device for which clearance is sought is substantially equivalent to devices already cleared by the FDA or devices in the market prior to enactment of the Medical Device Amendments Act of 1976. A 510(k) clearance, if granted, commonly requires about 180 days.

     The other method of clearance is a pre-market approval ("PMA"). Under the PMA method, the applicant normally must obtain an Investigational Device Exemption ("IDE") or a waiver thereof before beginning the substantial clinical testing on humans required to establish the safety and efficacy of the product. Obtaining a PMA may take several years or may never be granted.

     The Act also regulates the labeling, manufacturing practices, record keeping and reporting of manufacturers and sellers of products subject to it. The regulation of labeling extends to any promotional activities sponsored, or marketing materials distributed, by or on behalf of the manufacturer or seller. Generally, such regulation does not extend to legitimate scientific inquiry or education, even if assisted by a manufacturer or seller. The distinction between labeling under the Act and inquiry or education is often difficult to determine. ADT believes it is in compliance with the Act. A determination by the FDA that a manufacturer or seller is in violation of the Act may result in administrative, civil, or criminal actions against it. Such actions, if successful, may result in an agreement or order terminating applications, delays in the processing of pending IDE, 510(k) and PMA applications, as well as fines and civil penalties.

     ADT is also subject to regulation under the Radiation Control for Health and Safety Act administered by the FDA, which requires various warning labels on each laser sold to an end-user. The FDA is empowered to seek fines and other remedies for violations of the regulatory requirements.

     FDA clearance to market the KCP for hard-tissue applications was granted under a 510(k) application in late 1992. Since the instrument is intended only for hard tissue procedures, no further need for clearance is anticipated. Material changes to the KCP affecting safety or efficacy may, however, require further FDA clearance. Clearance to market the PAC was granted by the FDA under a 510(k) in August 1995.

     The FDA granted 510(k) clearance to market the PulseMaster dental lasers for soft-tissue procedures in December 1992. ADT filed for and in 1994 received an IDE from the FDA to conduct clinical trials using ADT's lasers for the treatment of certain kinds of tooth decay. Depending upon the results of these clinical trials and its business plans, ADT may file a PMA application for such treatment during 1997. In February 1996, the FDA's Dental Products Panel refused to approve a similar PMA application of a competitor. In April 1996, ADT filed a 510(k) to use its lasers as an adjunct for root planing and scaling. When or whether the FDA will grant marketing clearance for these or any other procedures is unknown.

     Certain of ADT's competitors may have applied to the FDA to market Nd:YAG and other lasers for various hard tissue procedures. While the status of these other PMA applications is unknown, ADT believes receipt of FDA clearance for hard tissue procedures by competitors might adversely affect ADT's domestic laser sales.

Foreign Regulatory Requirements

     The KCP and PulseMasters have been granted Germany's TuV and MedGv approvals, which are recognized by most European countries, and may be sold in Germany and many other European markets. In the latter part of 1996, approval to market the KCP in Japan was obtained. ADT's dental lasers comply with government regulations in most major countries in Europe, Asia, the Pacific Rim, and North and South America and are marketed for both hard and soft tissue applications, except in Japan, where (as in the United States) they have not been cleared for hard-tissue procedures. Additional foreign authorizations to market its dental products are being sought where needed. In some of ADT's markets, approvals are not difficult to obtain and in others, no approval is required. Regulation of medical devices in other countries varies between countries such as Japan, which has standards similar to the FDA, to countries which have no regulations. Regulation of medical devices in other countries is also subject to change and there can be no assurance ADT will continue to be able to comply with such requirements.

PRODUCT LIABILITY EXPOSURE

     ADT's business involves the inherent risk of product liability claims. If such claims arise, they could have an adverse effect on ADT. ADT currently maintains product liability insurance on a "claims made" basis with coverage per occurrence and in the aggregate annually of $2,000,000 in North America and $1,000,000 in all other areas. There is no assurance that such coverage will be sufficient to protect ADT from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

FOREIGN OPERATIONS -

     See "American Dental Technologies, Inc. Notes to Financial Statements,
Note 8."

EMPLOYEES

     On March 1, 1997, ADT had 69 full-time employees and 3 part-time employees. Of these employees, 20 were engaged in direct sales and marketing activities and 38 in manufacturing activities. The remaining employees are in finance, administration, customer service, and research and development. ADT has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information concerning each of the current executive officers of ADT who are elected to serve at the discretion of the Board of Directors.


                                                                        Date of Election
Name               Age  Position                                       to Present Position
------------------------------------------------------------------------------------------
Ben J. Gallant     62   President, Chief Executive Officer & Director  November 1996
Diane M. Miller    35   Chief Financial Officer                        December 1993
John E. Vickers    50   Sr. Vice President - Operations, Director      November 1996
Terry D. Myers     49   Sr. Vice President - Dental Division           November 1996
William S. Parker  51   Vice President - Marketing & Sales             November 1996
Johannes Homolko   45   Director of European Operations                February 1993
Raymond F. Winter  51   Secretary                                      January 1993
William D. Myers   55   Chairman of the Board of Directors             January 1990


Ben J. Gallant - Mr. Gallant was elected President of ADT in September 1996 and Chief Executive Officer in November 1996. He became a director in July 1996. Mr. Gallant was a founder of Texas Air, served as a director and chairman of the board since that company's inception in 1982, and was elected president and chief executive officer in 1991. Prior to their sale to Texas Air in 1993, Mr. Gallant held numerous patents and patents pending for air abrasive jet machining ("AJM") technology. He is chiefly responsible for the design and development of ADT's KCP and industrial product lines. Until its sale in 1992, he also owned Dynamic Chemicals International, Inc., a private chemical manufacturing and distribution company based in Corpus Christi, Texas.

Diane M. Miller -- Ms. Miller is a certified public accountant who was elected Chief Financial Officer in December 1993. She had been the Controller of ADT since March 1992. Prior to joining ADT, Ms. Miller spent eight years with the accounting firm of Ernst & Young, most recently as an audit manager.

John E. Vickers III - Mr. Vickers was elected Senior Vice President - Operations in November 1996 and became a director in July 1996. Mr. Vickers had served as Texas Air's chief financial officer and legal counsel since June
1993.  He also had various operating responsibilities with Texas Air.   From
December 1991 until September 1994, Mr. Vickers was of counsel to the law firm of Novak, Vickers and Burt. Mr. Vickers had been engaged in the practice of law for 25 years.

Terry D. Myers, D.D.S. -- Dr. Myers became Senior Vice President - Dental Division in November 1996. Dr. Myers has been a dentist for more than 20 years. He is one of the founders of ADT and a co-inventor of the Company's first dental laser. Dr. Myers had been Director of Education and Training since November 1993. He has been the executive director of The Institute for Advanced Dental Technologies since it was founded in 1990. Directly and through the Institute, he develops and leads clinical education and training seminars, lectures at dental meetings and at institutions and publishes professional papers, articles and video tapes relating to laser and air abrasive dentistry.

William S. Parker - Mr. Parker was elected Vice President - Marketing and Sales in November 1996. Mr. Parker had been New Product Manager for ADT since joining the Company in June 1991. He was responsible for the development and marketing of the KCP and PAC product lines.

Johannes Homolko -- Mr. Homolko joined ADT in July 1991 as Marketing and Communications Manager for Germany. In July 1992, Mr. Homolko became Director of Marketing worldwide. He is currently Director of European Operations. From 1988 until he joined ADT, Mr. Homolko was a senior product manager for the Vacutainer Division of Becton, Dickinson and Co., a worldwide health care manufacturer and provider of health care products, and was responsible in Europe for three major product lines.

Raymond F. Winter -- Mr. Winter became Secretary of ADT in January 1993. Mr. Winter has been in-house general counsel to ADT since May 1991. Mr. Winter was a partner in the law firm of Goldsmith & Winter from October 1990 until its dissolution in December 1993 and before that was a partner in the law firm of Goldsmith, Yaker, Goldsmith & Winter. Mr. Winter has been engaged in the practice of law for more than 25 years.

William D. Myers, M.D. - Dr. Myers is one of the founders of ADT and a co-inventor of the Company's first dental laser. He has been Chairman of the Board of ADT since January 1990. Dr. Myers has been a practicing ophthalmologist for more than 20 years and is the founder and director of the Michigan Eyecare Institute. Dr. William Myers and Dr. Terry Myers are brothers.

ITEM 2. DESCRIPTION OF PROPERTIES

     ADT's principal executive offices are located at 28411 Northwestern Highway, Suite 1100, Southfield, Michigan 48034, where the Company has leased approximately 5,000 square feet under a three-year lease which expires in April 1998.

     ADT owns an approximately 25,000 square foot manufacturing facility located at 5555 Bear Lane, Corpus Christi, Texas 78405.

ITEM 3. LEGAL PROCEEDINGS

     On December 20, 1996, ADT filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. ADT is seeking injunctive relief and money damages because of the wrongful activities of Kreativ and those individuals, including without limitation: for disparagement of ADT's business reputation and KCP products; false advertising; unfair and deceptive business practices and trade defamation. In January 1997, the federal court awarded ADT a preliminary injunction ordering Kreativ and the two individuals to stop making certain patently false statements which misrepresent the ability of ADT's KCP to perform several classes of cavity preparation. The court also ordered Kreativ to print a retraction. ADT intends to vigorously pursue this litigation. Discovery is incomplete and ADT is unable to estimate the amount of potential gain that may result, if any.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of 1996. However, in the first quarter of 1997, stockholders of ADT were requested to provide their written consent in lieu of a special meeting of stockholders to approve an amendment to the Company's Certificate of Incorporation decreasing the amount of authorized common stock from 50,000,000 to 12,500,000 shares, to increase the common stock par value from $0.01 to $0.04 per share; and to effect a one-for-four reverse stock split. The results of the voting are as follows:

 For: 23,341,519   Against: 477,929   Abstain: 42,021   Broker Non-Votes:  none

     A certificate of amendment to ADT's Certificate of Incorporation will be filed with the Delaware Secretary of State and the one-for-four reverse stock split is expected to become effective on March 17, 1997.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     ADT's common stock is traded on The Nasdaq SmallCap Market (Symbol:
ADLI). The following table sets forth certain information as to the high and low sales prices per share of ADT common stock as reported by Nasdaq for each quarterly period during the last two fiscal years.


                                         Closing Price
                                         High      Low
                                       ------------------
                        1995
                        First Quarter    $0.625   $0.250
                        Second Quarter    1.6875   0.375
                        Third Quarter     1.125    0.750
                        Fourth Quarter    0.9375   0.5625

                        1996
                        First Quarter   $2.0625   $1.375
                        Second Quarter   2.5625    1.375
                        Third Quarter    3.6875    1.750
                        Fourth Quarter   2.250     1.375


     As of March 14, 1997, there were approximately 4,000 beneficial and record holders of ADT common stock.

     ADT has not paid cash dividends to holders of common stock since its conversion from an S Corporation to a C Corporation in June 1991. The ADT Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors considered relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following selected financial data as of and for each of the five years ended December 31, 1996 is derived from the audited financial statements of ADT. Operating results for prior years are not necessarily indicative of the results that may be expected for any other periods. The data should be read in conjunction with the financial statements and related notes included in this report and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                          (in thousands, except per share amounts)
                                     1996         1995        1994         1993         1992
                                  ------------------------------------------------------------
Operating Data:
Net sales                         $ 20,474       $13,325     $11,163     $10,681     $ 12,450
Net income (loss)                    5,628(1)     (1,274)     (4,181)     (6,802)(2)  (14,830)

Net income (loss)
 per common share                 $   0.22       $ (0.08)     $(0.31)    $ (0.79)    $  (1.98)

Weighted average number
 of common and common
 equivalent shares                  25,137(6)     15,346(7)   13,462(8)    8,566        7,487

Balance Sheet Data:
Total assets                      $ 21,280(3)    $12,984     $11,137     $12,371(4)  $  8,166
Long-term obligations                  577         3,664       4,030       3,413
Stockholders' equity (5)            16,809(6)      1,832(7)    2,190(8)    3,661(9)     1,289
Working capital (deficit)            5,153        (1,437)(10)     12        (320)      (1,145)

-----------------
Footnotes on next page

(1)  Includes $2,700,000 related party royalty income.

(2)  Includes $2,000,000 litigation settlement expense.

(3) Includes goodwill of $6,124,999 and other assets of $2,447,330 recorded in connection with the acquisition of Texas Airsonics, Inc. on July 31, 1996.

(4) Includes goodwill of $4,224,461 and other assets of $628,720 recorded in connection with the acquisition of Incisive Technologies, Inc. on December 30, 1993.

(5) No dividends were paid during the periods presented. However, $41,453 in accrued dividends on Series A convertible preferred stock has been recorded.

(6) Includes 11,429,772 shares of common stock issued in connection with the acquisition of Texas Airsonics, Inc.

(7) Includes 888,888 shares of restricted common stock issued in a private placement.

(8) Includes 2,999,000 shares of restricted common stock issued in a private placement.

(9) Includes 1,534,991 shares of common stock issued in connection with the acquisition of Incisive Technologies, Inc., the sale of $2,000,000 of Series A preferred stock, and the conversion of $1,117,179 of notes payable to related parties into 359,220 shares of common stock.

(10) Includes $1,500,000 current note payable, proceeds of which were utilized for a $1,410,000 non-current deposit related to litigation.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Business Combination

     On July 31, 1996, the Company acquired 100% of the outstanding stock of Texas Airsonics, Inc. ("Texas Air") in exchange for 11,429,772 shares of common stock and warrants to purchase 6,996,913 additional shares of common stock at $1.4104 per share for a period commencing August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total value of common stock and warrants issued ($8,572,329) has been allocated to the acquired identifiable assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess consideration of $6,124,999 has been accounted for as goodwill and will be amortized over a fifteen year period. The Company expects to benefit from improved gross margins and cash flow from the manufacturing operations acquired from Texas Air. The foregoing statement is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended, and is subject to uncertainties. Such uncertainties include, without limitation, the lack of product acceptance, the extent to which competition may negatively affect prices and sales volumes and the Company's ability to successfully integrate Texas Air's business into the Company and to retain key personnel.

Results of Operations

     For the year ended December 31, 1996, the Company's net sales increased 54% compared to 1995. Net sales in 1995 increased 19% compared to 1994.

     The sales increase in 1996 is due primarily to an increase of approximately 89% in the volume of KCPs sold, including a 298% increase in the United States, compared to the same period for 1995 due to increased market acceptance. This increase was partially offset by lower sales in Germany, due primarily to unfavorable changes in the German health care reimbursement system and dealers reducing inventory levels. The volume of KCPs sold increased 95% in 1995 compared to 1994 after the Company introduced a new model air abrasive unit, the KCP 1000 whisperjet, in the fourth quarter of 1994. The Company's laser product sales volumes for 1996 were approximately the same as in 1995 and increased 95% for 1995 over 1994, after the Company introduced a new lower cost laser in the fourth quarter of 1994, the PulseMaster 600 LE. The effects of the increased KCP volume on net sales in 1996 and 1995 were partially offset by a 9% and 14% decrease, respectively, in the average price of lasers sold.

     Management believes that the sales growth and profitability anticipated from its laser product line will require broader market acceptance of laser products in general, increased market share, additional regulatory approvals and additional cost reductions. The Company is continuing its efforts to obtain additional regulatory approvals in the United States and Japan and to increase the Company's market share to improve laser sales growth and to achieve profitability in the laser product line. To reduce costs, the Company recently consolidated its California laser manufacturing operations into the Texas facility.

     Management anticipates that sales will continue to improve in 1997 compared to 1996, primarily from sales of KCPs in the United States. Internationally, the Company anticipates lower sales in 1997 due to dealer inventory reductions, a transition to the joint venture in the Pacific Rim, and the establishment of new dealers. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

     Gross profit as a percentage of net sales was 49% for the year ended December 31, 1996, compared to 47% in 1995 and 42% in 1994. On July 31, 1996, the Company acquired Texas Air, the manufacturer of the Company's KCP product line which increased the gross margins on KCP products due to the addition of the manufacturing margin after the acquisition date. The increase in gross profit as a percentage of net sales for 1995 relates primarily to the reduced cost of KCP products purchased from Texas Air. The improvements in gross margins were partially offset by increases in sales of the KCP 1000 PAC, a lower margin product and decreases in the average prices of lasers sold.

     Selling, general and administrative expenses were $5,786,296 in 1996, $6,957,844 in 1995 and $7,949,138 in 1994. The change in selling, general and administrative expenses in 1996 was due to an increase in cost reimbursements from Texas Air prior to the acquisition and a reduction in legal expenses, which were partially offset by Texas Air's selling, general and administrative expenses after the acquisition. Pursuant to a manufacturing agreement, Texas Air reimbursed ADT $1,220,000 for shared research and development, legal, and marketing expenses in 1996 prior to the July 31, 1996 acquisition. In addition, there were reductions in legal expenses and the elimination of a contingency reserve of approximately $1,300,000, primarily due to settlement of litigation with Sunrise Technologies, Inc. The 12.5% decline in 1995 is primarily due to Texas Air sharing research and development, legal, and marketing expenses of approximately $895,000 and reductions in leased facilities, services from outside professionals, insurance, and other general expenses. During 1995, the Company incurred expenses of approximately $700,000 related to selling and marketing incentive programs for the introduction of new products. The Company remains committed to controlling costs.

     As part of its efforts to consolidate management and manufacturing operations after the acquisition of Texas Air in July 1996, the Company incurred $560,000 in restructuring expenses related to the employment termination of the Company's previous chief executive officer and the severance of approximately ten employees resulting from the relocation of the California laser manufacturing operations to the Texas facility. Approximately $100,000 of the restructuring costs were paid in 1996. The Company expects approximately $250,000 of these costs will be paid in 1997 and the remainder in 1998.

     Research and development expenses were $668,796 in 1996, $784,319 in 1995 and $1,194,468 in 1994. The decreases in 1996 and 1995 primarily relate to a sharing of these expenses with Texas Air prior to the acquisition of Texas Air in July 1996. In 1994, the Company developed a new product line and several new products, many of which were completed during that year. The Company continues to support clinical research and training in various areas of laser and air abrasive dentistry.

     On June 10, 1993, the Company had agreed with Denics, to form a joint venture to distribute dental products in certain Asian and Pacific markets. The agreement, as amended, also granted Denics territorial manufacturing rights for all dental laser and air abrasive products owned by the Company, in Japan. In consideration, Denics provided the Company a $3,000,000 non-refundable prepaid royalty deposit for future air abrasive products manufactured in Japan. Formation of the joint venture was delayed and a revised joint venture agreement was signed in the fourth quarter of 1996. Denics acknowledged that the Company had fully performed all its obligations under the original agreements and that the Company had earned the prepaid royalty. Accordingly, as of December 31, 1996, the Company recognized $2,700,000, net of foreign taxes, of related party royalty income. Denics manufactured dental lasers in the third quarter of 1994 through 1995, and pursuant to the agreements, the Company earned a royalty on those units sold in Japan and certain Asian and Pacific markets. Related party royalty income was $261,000 and $285,000 for 1995 and 1994. There was no similar related party royalty income for 1996 because Denics purchased products directly from the Company rather than manufacturing them. Management expects that during 1997, Denics will continue to purchase products directly from the Company for Japan rather than manufacturing them and there will be no related party royalty income.

     Interest expense was $110,556 in 1996, $110,415 in 1995 and $49,518 in
1994. The increases in 1996 and 1995 compared to 1994 are related to interest expense on the note payable to a bank and the note payable to Texas Air, respectively.

Liquidity and Capital Resources

     The Company's operating activities provided $203,709 in cash resources in 1996 compared to $124,255 provided in 1995. The cash provided by operations in 1996 was due to income of $5,628,786 resulting primarily from higher United States KCP sales plus $1,270,885 related to non-cash depreciation and amortization expense. Cash provided by operations was reduced primarily by changes in operating assets and liabilities, including an increase in accounts receivable of $1,373,980, a decrease in accounts payable of $2,128,263, a decrease in deferred royalty income of $3,000,000, and a decrease in other accrued liabilities of $636,246. The increase in accounts receivable is due principally to the 54% increase in sales. The decrease in accounts payable resulted primarily from the elimination of $792,000 to Texas Air as a result of the acquisition and $550,000 for the settlement of various outstanding attorney fees. Other accrued liabilities decreased primarily due to customer deposits of approximately $450,000 and settlement of litigation of approximately $500,000.
A noncash $3,000,000 royalty from Denics was recognized in 1996.

     The Company has working capital of $5,153,364 at December 31, 1996 compared to a working capital deficit of $1,437,290 at December 31, 1995. The increase in working capital is primarily a result of net income of $5,628,786, the return of a non-current deposit of $1,410,000, and the working capital of Texas Air acquired by the Company. Significant 1996 investing activities included the expansion of the Company's manufacturing facility in Corpus Christi, Texas and the acquisition of equipment.

     In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.25% at December 31, 1996).
The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets, along with the guarantee of the Company's President. As of December 31, 1996, $500,000 was outstanding, with an additional $2,000,000 available under the borrowing base.

     On August 7, 1995, the Company borrowed $1,500,000 from Texas Air with interest payable at prime and due on a quarterly basis. Approximately $1,410,000 of these loan proceeds were deposited with a California court to stay enforcement of a 1995 judgment against the Company, pending an appeal. In early August 1996, the judgment was dissolved, the case was settled, the funds were released from the court, and the loan was paid in full. The Company's obligations to Texas Air had been secured by a pledge of all the Company's assets which was released upon repayment of the loan.

     As of December 31, 1996, the Company has $600,000 outstanding under a $1,000,000 note payable to Denics. Interest is payable each June 30 and December 31 at 3% above the discount rate in Japan (0.5% at December 31, 1996). Borrowings are being repaid in annual principal installments of $200,000 over a five year period which began in June 1995 and are secured by an assignment of the Company's Japanese patents and related technologies.

     At December 31, 1996, the Company had a deferred tax asset of $8,203,000, including $6,976,000 of net operating loss carryforwards ("NOL's") and a valuation allowance of $8,158,000. The NOL's expire in various amounts in 2006 through 2010. The NOL's and temporary differences are both available to offset future taxable income.

     The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term liquidity needs, as well as its long term liquidity needs for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Financial Statements



                         Report of Independent Auditors



Stockholders and Board of Directors
American Dental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Dental Technologies, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Dental Technologies, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.





                                                        Ernst & Young LLP

Detroit, Michigan
March 4, 1997

                       American Dental Technologies, Inc.
                     Consolidated Statements of Operations



                                              Year Ended December 31
                                           1996         1995          1994
                                       ---------------------------------------
  Net sales
    Trade                              $15,375,663   $ 9,653,536   $ 7,843,638
    Related party (Note 3)               5,099,313     3,672,000     3,320,000
                                       -----------   -----------   -----------
                                        20,474,976    13,325,536    11,163,638
  Cost of sales:
    Trade                                9,329,352     3,686,930     4,438,810
    Related party (Note 2)               1,126,436     3,352,000     2,081,000
                                       -----------   -----------   -----------
                                        10,455,788     7,038,930     6,519,810

                                       -----------   -----------   -----------
  Gross profit                          10,019,188     6,286,606     4,643,828

  Selling, general and administrative    5,786,296     6,957,844     7,949,138
  Restructuring expense (Note 2)           560,000
  Research and development                 668,796       784,319     1,194,468
                                       -----------   -----------   -----------
  Income (loss) from operations          3,004,096    (1,455,557)   (4,499,778)

  Other income (expense)
    Royalty income:
      Related party (Note 3)             2,700,000       261,000       285,000
      Other                                 35,246        30,806        82,686
    Interest expense                      (110,556)     (110,415)      (49,518)
                                       -----------   -----------   -----------
  Net income (loss)                    $ 5,628,786   $(1,274,166)  $(4,181,610)
                                       ===========   ===========   ===========

  Net income (loss) per share                $0.22        $(0.08)       $(0.31)
                                       ===========   ===========   ===========




                            See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets


                                                          December 31
                                                     1996         1995
                                                  ------------------------
     ASSETS
     Current assets:
       Cash                                       $ 1,832,192  $ 1,665,718
       Accounts receivable:
         Trade, less allowance of $280,000
           in 1996 and $350,000 in 1995             2,691,242    1,220,010
         Related parties (Note 3)                     782,469      724,283
                                                  -----------  -----------
                                                    3,473,711    1,944,293

       Inventories (Note 1)                         3,204,806    1,905,856
       Prepaid expenses and other current assets      537,283      534,074
                                                  -----------  -----------
     Total current assets                           9,047,992    6,049,941

     Prepaid foreign taxes                                         225,000
     Deposit (Notes 2 and 6)                                     1,410,267
     Property and equipment, net (Note 1)           1,192,454      262,042
     Intangible assets, net (Notes 1 and 2):
       Goodwill                                     9,400,452    3,661,200
       Air abrasive technology rights               1,088,958    1,267,998
       Other                                          217,696      108,248
                                                  -----------  -----------
                                                   10,707,106    5,037,446
     Investment in joint venture (Note 3)             333,334
                                                  -----------  -----------
     Total assets                                 $21,280,886  $12,984,696
                                                  ===========  ===========





                            See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets


                                                            December 31
                                                       1996           1995
                                                    --------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable to related parties (Notes 2 and 3) $    200,000  $  1,700,000
   Note payable (Note 4)                                 500,000
   Accounts payable:
     Trade                                             2,080,895     2,839,548
     Related parties (Note 2)                                          884,374
                                                    ------------  ------------
                                                       2,080,895     3,723,922

   Compensation and employee benefits                    237,488       346,668
   Taxes other than income                               414,027       607,177
   Contingency reserves (Note 6)                                       500,000
   Other accrued liabilities                             462,218       609,464
                                                    ------------  ------------
 Total current liabilities                             3,894,628     7,487,231

 Deferred royalty income (Note 3)                                    3,000,000
 Other non-current liabilities (Note 4)                  177,175        64,993
 Notes payable to related party,
     less current portion (Note 3)                       400,000       600,000

 Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     10,000,000 shares; none outstanding
   Common stock, $.01 par value, authorized
     50,000,000 shares; outstanding: 27,745,757
     shares in 1996; and 15,738,858 shares in 1995       277,457       157,387
   Additional paid-in capital                         40,515,943    31,288,188
   Accumulated deficit                               (23,984,317)  (29,613,103)
                                                    ------------  ------------
 Total stockholders' equity                           16,809,083     1,832,472
                                                    ------------  ------------
 Total liabilities and stockholders' equity         $ 21,280,886  $ 12,984,696
                                                    ============  ============



                            See accompanying notes.

                       American Dental Technologies, Inc.
                     Consolidated Statements of Cash Flows


                                                                  Years ended December 31
                                                             1996           1995           1994
                                                         ------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ 5,628,786   $ (1,274,166)   $ (4,181,610)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation                                               542,686        411,886         818,642
  Amortization                                               728,199        471,822         472,605
  Rescinded employee stock grant                                                           (273,003)
  (Gain) loss on disposal of equipment                        (1,335)       (11,833)          6,055
  Stock issued for services                                                  16,500
  Advances from Texas Airsonics, Inc. prior
      to acquisition                                         399,474
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable              (1,373,980)       284,173        (942,344)
  Decrease (increase) in inventories                        (239,740)      (486,081)        390,571
  Decrease (increase) in prepaid expenses and
      other current assets                                   216,276        (62,869)       (258,423)
  Decrease (increase) in prepaid foreign taxes               225,000       (225,000)
  (Decrease) increase in accounts payable                 (2,128,263)       754,955         180,401
  (Decrease) increase in compensation
      and employee benefits                                 (109,180)       170,796        (136,827)
  Decrease in taxes other than income                       (193,150)      (194,217)       (210,622)
  (Decrease) increase in other accrued liabilities          (636,246)       339,264        (527,115)
  (Decrease) increase in other non-current liabilities       145,182        (70,975)
  Decrease in deferred royalty income                     (3,000,000)
                                                         -----------   ------------    ------------

Net cash provided by (used in) operating activities          203,709        124,255      (4,661,670)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                1,335         31,644           4,250
Purchases of equipment                                      (399,123)       (24,173)       (114,396)
Increase in intangible assets                               (367,071)
Cash obtained upon merger                                    217,772
Decrease (increase) in non-current deposits (Notes
  2 and 6)                                                 1,410,267     (1,410,267)
                                                         -----------   ------------    ------------
Net cash provided by (used in) investing activities          863,180     (1,402,796)       (110,146)

FINANCING ACTIVITIES
Payments on note payable to related party                   (200,000)      (200,000)
Payments on note payable                                  (1,290,000)
Proceeds from note payable                                   500,000
Proceeds from notes payable to related party                              1,500,000       1,000,000
Proceeds from sale of common stock                                          800,000       2,914,000
Proceeds from exercise of stock options                       89,585          5,000           1,066
                                                         -----------   ------------    ------------
Net cash (used in ) provided by financing activities        (900,415)     2,105,000       3,915,066
                                                         -----------   ------------    ------------
Increase (decrease) in cash                                  166,474        826,459        (856,750)

Cash at beginning of year                                  1,665,718        839,259       1,696,009
                                                         -----------   ------------    ------------
Cash at end of year                                      $ 1,832,192   $  1,665,718    $    839,259
                                                         ===========   ============    ============



                            See accompanying notes.

                      American Dental Technologies, Inc.
               Consolidated Statements of Stockholders' Equity



                                 Series A Preferred Stock    Common Stock     Additional
                                 ------------------------  -----------------   Paid-In       Unearned     Accumulated
                                      Shares    Amount     Shares     Amount   Capital     Compensation     Deficit         Total
                                 ------------------------  -----------------  -----------  ------------   -----------    -----------
Balance at January 1, 1994            860,240  $ 8,602  10,654,569  $ 106,545  $28,556,813  $(883,248)  $(24,127,177)   $ 3,661,535
   Net loss for 1994                                                                                      (4,181,610)    (4,181,610)
   Rescinded stock grant                                  (250,000)    (2,500)  (1,153,751)   883,248                      (273,003)
   Exercise of stock options                                26,692        267          799                                    1,066
   Accrued undeclared dividends on
       Series A Preferred Stock                                                                              (30,150)       (30,150)
   Exercise of conversion from
        Series A Preferred Stock
        to Common Stock              (860,240)  (8,602)    860,240      8,602
   Issuance of common stock for
        intellectual property rights                       130,612      1,306       97,694                                   99,000
   Issuance of common stock (Note 5)                     2,999,000     29,990    2,884,010                                2,914,000
                                     ----------------------------------------    ---------  ---------   ------------    -----------
Balance at December 31, 1994                            14,421,113    144,210   30,385,565               (28,338,937)     2,190,838
   Net loss for 1995                                                                                      (1,274,166)    (1,274,166)
   Issuance of common stock for
       intellectual property rights                        400,000      4,000       90,300                                   94,300
   Issuance of common stock (Note 5)                       907,745      9,077      807,423                                  816,500
   Exercise of stock options                                10,000        100        4,900                                    5,000
                                     ----------------------------------------    ---------  ---------   ------------    -----------
Balance at December 31, 1995                            15,738,858    157,387   31,288,188               (29,613,103)     1,832,472
   Net income for 1996                                                                                     5,628,786      5,628,786
   Exercise of stock options                               102,239      1,023       88,562                                   89,585
   Issuance of common stock for
       intellectual property rights                        104,918      1,049       88,651                                   89,700
   Issuance of common stock for
        property (Note 3)                                  155,780      1,558      261,319                                  262,877
   Issuance of common stock for
       Texas Airsonics, Inc. (Note 2)                   11,429,772    114,298    8,458,031                                8,572,329
   Issuance of common stock for
      investment in joint venture
      (Note 3)                                             214,190      2,142      331,192                                  333,334
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1996                            27,745,757  $ 277,457  $40,515,943              $(23,984,317)   $16,809,083
                                     ==============================================================================================


See accompanying notes.

                   Notes to Consolidated Financial Statements
                               December 31, 1996

1. Organization and Significant Accounting Policies

Principles of Consolidation

American Dental Technologies, Inc. (the "Company") develops, manufactures, markets and sells high technology products for dentistry. The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Inventories

Inventories are stated at the lower of cost, determined generally by the first-in first-out method, or market. At December 31, inventories consisted of the following:


                                                 1996        1995
                                              ----------  ----------
           Finished goods                     $1,426,776  $1,261,853
           Work in process                        75,559      39,638
           Raw materials, parts and supplies   1,702,471     604,365
                                              ----------  ----------
                                              $3,204,806  $1,905,856
                                              ==========  ==========


Inventories at December 31, 1996 and 1995 are net of valuation allowances of $395,000 and $935,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years for financial reporting purposes and three to thirty-nine years for income tax purposes. At December 31, property and equipment consisted of the following:


                                               1996        1995
                                            ----------  -----------
            Building and improvements       $  757,439
            Demonstration dental products               $   950,578
            Office furniture and equipment   2,076,935    1,377,097
                                            ----------  -----------
                                             2,834,374    2,327,675
            Accumulated depreciation        (1,641,920)  (2,065,633)
                                            ----------  -----------
                                            $1,192,454  $   262,042
                                            ==========  ===========

Intangible Assets

Intangible assets consist of goodwill, air abrasive technology rights, patents, distribution rights and organization costs and are stated at cost less accumulated amortization. The Company is amortizing goodwill over 15 years, air abrasive technology rights over 10 years and other intangible assets over lives ranging from 10 to 17 years. Accumulated amortization was $2,254,871 and $1,529,400 at December 31, 1996 and 1995, respectively.

On January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company periodically evaluates intangible assets for indicators of impairment in value in accordance with FASB No. 121. When impairment is indicated, the Company revalues the assets based on their fair value. The adoption of FASB No. 121 did not materially affect the financial statements.

Revenue Recognition

Revenue from dental product and part sales is recognized when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain export sales to Denics, a Japanese company (see Note 3), under terms which require shipment to a local independent warehouse.

                   Notes to Consolidated Financial Statements
                               December 31, 1996


1. Organization and Significant Accounting Policies (continued)

Foreign Currency Transactions

Gains and losses resulting from the effect of exchange rate changes on transactions denominated in foreign currencies are included in other (expense) income in the year in which the exchange rates change. Transactions denominated in foreign currencies resulted in net foreign currency translation losses of approximately $48,000, $65,000, and $37,400 in 1996, 1995 and 1994,
respectively.

Net Income (Loss) Per Share

The computation of net income (loss) per share is based on the weighted average number of outstanding common shares during the period plus, when the effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants. The weighted average number of common and equivalent shares used in the computation of net income (loss) per share was 25,137,519 in 1996, 15,346,716 in 1995 and 13,462,803 in 1994. The net loss used in the computation of the net loss per share is adjusted by preferred stock dividend requirements of $30,150 in 1994.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Advertising

The Company expenses advertising costs as incurred. Advertising expense approximated $530,000, $338,200 and $416,300 in 1996, 1995 and 1994,
respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The fair value of the Company's cash, accounts receivable, accounts payable and note payable to the bank approximates their carrying value due to their short term nature. The fair value of the Company's note payable to Denics Co., Ltd. ("Denics") approximates $532,000 as compared to its carrying value of $600,000. The fair value of the note payable to a related party was estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1996.

2. Texas Airsonics, Inc. Acquisition

On July 31, 1996, the Company acquired 100% of the outstanding stock of Texas Airsonics, Inc. ("Texas Air") in exchange for 11,429,772 shares of the Company's common stock and warrants to purchase 6,996,913 additional shares of common stock at $1.4104 per share for a period commencing

                   Notes to Consolidated Financial Statements
                               December 31, 1996


2. Texas Airsonics, Inc. Acquisition (continued)

August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total value of common stock and warrants issued ($8,572,329) has been allocated to the acquired identifiable assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess consideration of $6,124,999 has been accounted for as goodwill and will be amortized over a fifteen year period. The results of operations for Texas Air have been included in the Consolidated Statements of Operations for the Company from the acquisition date.

The following unaudited pro forma summary of operations is presented as though Texas Air was acquired at the beginning of each period.


                                                Year Ended December 31
                                          ----------------------------------
                                              1996                 1995
                                          ------------           -----------
             Revenues                     $ 20,928,697           $14,053,537
             Net income (loss)               5,425,507            (1,957,756)
             Net income (loss) per share      $ .17                 $(.07)


On August 7, 1995, the Company obtained a $1,500,000 note from Texas Air with interest payable at prime. Approximately $1,410,000 of these loan proceeds had been deposited with a California court to stay enforcement of a judgment against the ADT, pending an appeal. In August 1996, the judgment was dissolved, the case was settled (Note 6), the funds were released by the court, and the loan was paid in full. ADT's obligations to Texas Air had been secured by a pledge of all ADT's assets, which was released upon repayment of the loan.

The Company's purchases of KCP units and related parts from Texas Air were approximately $3,650,000 for the seven months ended July 31, 1996 and $3,663,000 and $1,852,000 for the years ended December 31, 1995 and 1994, respectively. Texas Air shared research and development, legal, and marketing costs of $1,220,000 through July 31, 1996 and $895,000 in 1995. The Company also had accounts payable of $792,000 to Texas Air at December 31, 1995.

     As part of its efforts to consolidate management and manufacturing operations after the acquisition of Texas Air in July 1996, the Company incurred $560,000 in restructuring expenses related to the employment termination of the Company's previous chief executive officer and the severance of approximately ten employees resulting from the relocation of the California laser manufacturing operations to the Texas facility. Approximately $100,000 of the restructuring costs were paid in 1996. The Company expects approximately $250,000 of these costs will be paid in 1997 and the remainder in 1998.

3. Agreements with Related Parties

Denics Co., Ltd.

On June 10, 1993, the Company had agreed with Denics, to form a joint venture to distribute dental products in certain Asian and Pacific markets. The agreement, as amended, also granted Denics territorial manufacturing rights for all dental laser and air abrasive products owned by the Company, in Japan. In consideration, Denics provided the Company a $3,000,000 non-refundable prepaid royalty deposit for future air abrasive products manufactured in Japan. Formation of the joint venture was delayed and a revised joint venture agreement was signed in the fourth quarter of 1996. Denics acknowledged that the Company had fully performed all its obligations under the original agreements and that the Company had earned the prepaid royalty. Accordingly, as of December 31, 1996, the Company recognized $2,700,000, net of foreign taxes, of related party royalty income.

                   Notes to Consolidated Financial Statements
                               December 31, 1996


3. Agreements with Related Parties (continued)

Denics Co., Ltd. (continued)

Denics manufactured dental lasers in the third quarter of 1994 through 1995, and pursuant to the agreements, the Company earned royalties on those units sold in Japan and certain Asian and Pacific markets. Related party royalty income was $261,000 and $285,000 for 1995 and 1994. There was no similar related party royalty income in 1996.

On October 31, 1996, the Company entered into a joint venture agreement with Denics to distribute dental products in certain Asian and Pacific markets beginning April 1, 1997. Under the terms of the agreement, the Company will issue $1,000,000 of common stock to Denics, in equal installments of $333,333 in December 1996, April 1997 and April 1998, as consideration for 50% ownership of the joint venture. The Company will be responsible for the management of the joint venture. The joint venture is to exist for an initial term of ten years and may continue thereafter by mutual consent of both parties.

The Company had a $1,000,000 note payable to Denics, with interest at 3% above the discount rate in Japan (0.5% at December 31, 1996). As of December 31, 1996, $600,000 was outstanding. Borrowings are being repaid in annual installments of principal of $200,000 over a five year period which began in June 1995. Borrowings are secured by an assignment of the Company's Japanese patent rights and related technologies.

The Company has accounts receivable of $782,469 and $640,059 from Denics at December 31, 1996 and 1995, respectively.

Other

On April 15, 1996, the Company acquired an ophthalmic excimer laser from a principal shareholder and director. The laser was placed in a surgical center to perform photo-refractive keratotomy (PRK). The purchase price of the laser was approximately $525,800, which was to be paid in two installments of restricted common stock together with a warrant to purchase an equal number of shares of common stock at market value, exercisable until April 1999. The first $262,900 installment of 155,780 shares, together with a warrant to acquire 155,780 shares at an exercise price of $1.6875 per share was made on April 15, 1996. The second installment was due in April 1997, however, the Company determined that this venture would not meet its anticipated performance. The second installment of restricted common stock and warrants was canceled and the laser was returned in 1997 pursuant to the terms of the purchase agreement. The Company recorded an impairment expense of approximately $175,000 on the disposal of this asset included in depreciation expense in 1996.

The Company obtained consulting and research services from related parties and paid approximately $190,000, $260,800 and $254,000 in 1996, 1995 and 1994,
respectively, for such services.

4. Line of Credit and Other Non-Current Liabilities

In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.25% at December 31, 1996). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the company's accounts receivable, inventory and fixed assets. As of December 31, 1996, $500,000 was outstanding.

                   Notes to Consolidated Financial Statements
                               December 31, 1996


4. Line of Credit and Other Non-Current Liabilities (continued)

The Company leases certain equipment under capital leases. Equipment related to these capital leases had a net book value of approximately $203,000 at December 31, 1996. Future minimum lease payments under capital and operating leases as of December 31, 1996 are as follows:


             Year
             ----                               Operating   Capital
                                                   Leases    Leases
                                                ---------  --------
             1997                                $126,611  $ 74,382
             1998                                  57,061    52,905
             1999                                            49,231
             2000                                            49,231
             2001 and thereafter                             53,335
                                                 --------  --------
                                                 $183,672   279,084
                                                 ========
             Less amount representing interest              (44,091)
                                                           --------
                                                           $234,993
                                                           ========

Other non-current liabilities at December 31, 1996 consisted of the following:


                   Current portion                  $ 57,818
                   Non-current portion               177,175
                                                    --------
                   Total capital lease obligations  $234,993
                                                    ========


Rental expense for operating leases for 1996, 1995 and 1994 approximated $257,000, $113,000 and $214,000, respectively.

The Company paid interest of approximately $135,000, $104,000 and $20,200 in 1996, 1995 and 1994, respectively.

5. Stockholders' Equity, Stock Options and Warrants

In July 1995, the Company received $800,000 when it completed a private placement transaction with the Chairman of the Board and two principal stockholders. The Company issued these investors 888,888 shares of common stock together with non transferable warrants to acquire 1,777,776 additional shares of stock at exercise prices ranging from $1.75 to $2.00 per share, exercisable on or before July 7, 1998. Simultaneously, the exercise date on existing common stock purchase warrants held by these same stockholders was extended from April 21, 1996 to April 21, 1998. In August 1995, the Company canceled existing common stock purchase warrants held by these same stockholders at exercise prices ranging from $1.75 to $2.00 and reissued the common stock purchase warrants at an exercise price of $1.00 per share.

In April 1994, the Company issued 2,999,000 shares of common stock with warrants to purchase an equal number of shares of common stock at $2.00 per share, exercisable over a two year period, to private investors for $2,914,000. Several of the private investors are principal stockholders and current or former directors of the Company.

The Company established its Nonqualified Stock Option Plan in January 1990, and 775,000 shares of common stock were reserved for issuance to employees, officers, directors, consultants, and other key personnel. In 1991, the plan was amended to increase the number of shares available for issuance under the Plan to 1,150,000.

The Company established its Stock Option Plan for Employees in June 1991 and 68,181 shares of common stock were reserved for issuance.

                   Notes to Consolidated Financial Statements
                               December 31, 1996



5. Stockholders' Equity, Stock Options and Warrants (continued)

The Company established its Long-Term Incentive Plan in May 1993, and 1,000,000 shares of common stock were reserved for issuance to employees, officers, directors and other key personnel. An additional 1,000,000 and 500,000 shares of common stock were reserved in July 1996 and May 1994, respectively, increasing the number of shares available for issuance to 2,500,000.

The Company has also authorized and granted 325,568 stock options exclusive of the above described plans, of which 194,887 options have been exercised or canceled and 130,681 options were outstanding at December 31, 1996.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.
Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .8 and .5 and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                  1996           1995
            Pro forma net income (loss)          $5,197,430    $(1,496,085)
            Pro forma earnings (loss) per share:
              Primary and fully diluted              $.21          $(.10)

                   Notes to Consolidated Financial Statements
                               December 31, 1996


5. Stockholders' Equity, Stock Options and Warrants (continued)

Stock option activity is summarized as follows:


                                            Number     Weighted-Average
                                           of Shares    Exercise Price
                                          -----------  ----------------
        Outstanding at January 1, 1994      2,057,039         $3.77

        Options granted                       950,436          1.89
        Options exercised                     (26,692)          .04
        Options canceled                     (599,990)         5.35
                                           ----------

        Outstanding at December 31, 1994    2,380,793          2.67
                                           ==========
        Exercisable at December 31, 1994    1,488,345          3.01
                                           ==========


        Options granted                     1,278,800           .91
        Options exercised                     (10,000)          .50
        Options canceled                   (1,244,212)         2.34
                                           ----------

        Outstanding at December 31, 1995    2,405,381          1.91
                                           ==========
        Exercisable at December 31, 1995    1,821,720          2.14
                                           ==========


        Options granted                       764,582          1.69
        Options exercised                    (102,239)          .87
        Options canceled                     (763,092)         3.43
                                           ----------

        Outstanding at December 31, 1996    2,304,632          1.38
                                           ==========
        Exercisable at December 31, 1996    2,304,632         $1.38
                                           ==========


The weighted-average fair value of options granted during the year was $.87 and $.30 in 1996 and 1995, respectively. Exercise prices for options outstanding as of December 31, 1996 ranged from $.50 to $12.50. The weighted-average remaining contractual life of those options is 5.3 years.


   Warrant activity is summarized as follows:
                                                            Weighted-Average
                                                  Shares    Exercise Price
                                               -----------  ----------------
           Outstanding at January 1, 1994

             Warrants issued                     4,054,000        $2.00
             Warrants canceled                     (55,000)        2.00
                                                ----------
           Outstanding at December 31, 1994      3,999,000         2.00
                                                ==========
           Exercisable at December 31, 1994      3,999,000         2.00
                                                ==========

             Warrants issued                     7,119,552         1.19
             Warrants canceled                  (3,841,776)        1.90
                                                ----------
           Outstanding at December 31, 1995      7,276,776         1.27
                                                ==========
           Exercisable at December 31, 1995      7,276,776         1.27
                                                ==========

             Warrants issued                     7,545,693         1.39
             Warrants canceled                  (3,435,000)        1.56
                                                ==========
           Outstanding at December 31, 1996     11,387,469         1.26
                                                ==========
           Exercisable at December 31, 1996      4,390,556        $1.02
                                                ==========

                   Notes to Consolidated Financial Statements
                               December 31, 1996


5. Stockholders' Equity, Stock Options and Warrants (continued)

The weighted-average fair value of warrants granted during the year was $.56 in 1996 and 1995. Exercise prices for warrants outstanding as of December 31, 1996 ranged from $1.00 to $1.6875. The weighted-average remaining contractual life of those warrants is 2.3 years.

6.   Litigation and Contingencies

On July 30, 1996, ADT and Sunrise Technologies International, Inc. ("Sunrise") settled all lawsuits pending between them. A pending appeal relating to disputes arising out of a February 1994 settlement agreement between the parties has been dismissed and Sunrise has relinquished and forgiven the $940,178 judgment it received against ADT in August 1995. The approximately $1,410,000 cash deposit posted by ADT with the court, pending the appeal of the case, has been released and the loan referenced in Note 2 was paid in full. In addition, all three patent cases between the parties have been dismissed, with prejudice. Mutual general releases have also been exchanged. Related patent claims pending between ADT and Danville Manufacturing, Inc. and Sullivan Dental Products Inc. have also been dismissed.

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

The Company recorded a $500,000 contingency reserve at December 31, 1995 based on its best estimate of the legal and other related costs to resolve legal matters. This reserve was eliminated in 1996 upon the settlement of outstanding litigation.

In February 1996, the Company was notified by Great American Leasing Corp. (formerly Corporate Leasing International, Inc. or "CLI") of previously unasserted claims for indemnification pursuant to an April 1991 Vendor Program Agreement and a Remarketing Agreement between the parties. To date, CLI has failed to substantiate the nature and amount of the claims. ADT believes it has fully and completely satisfied all obligations to CLI and will vigorously pursue numerous legal and equitable claims and defenses against CLI if these claims ever become the subject of litigation. Management believes that the loss, if any, from these claims will not be material to the Company's business.

7.   Income Taxes

At December 31, 1996, the Company had a $20,518,000 net operating loss carryforward for federal income tax purposes, which expire in various amounts in the years 2006 through 2010.

Deferred tax assets represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                   Notes to Consolidated Financial Statements
                               December 31, 1996

7.   Income Taxes (continued)

                                                       December 31
                                                  1996          1995
                                              -------------------------
       Allowance for doubtful accounts        $  108,000    $   142,000
       Inventory valuation reserves              134,000        318,000
       Depreciation                              354,000        290,000
       Compensation and employee benefits        174,000         63,000
       Deferred royalties                                       925,000
       Other                                     457,000        692,000
       Net operating loss carryforwards        6,976,000      7,644,000
                                              ----------    -----------
       Deferred tax asset                     $8,203,000    $10,074,000

       Valuation allowance                    (8,158,000)   (10,074,000)
                                              ----------    -----------

       Net deferred tax asset                 $   45,000    $    -
                                              ==========    ===========

The Company's 1996 income tax provision included the following:

          Current                   $ 45,000
          Deferred Credit            (45,000)
                                    --------
                                    $   -
                                    ========


8.   Operations by Geographic Area and Significant Customers

The Company develops, manufactures, markets and sells high technology products for dentistry. Its operations constitute a single business segment. The Company has operations in various foreign countries which market the Company's dental products in their respective geographic areas. The Company does not typically require collateral from its customers.

Sales into Germany, through two regional distribution groups, Dental Liga GmbH and Orbis High Tech Dental GmbH, were approximately 13%, 40%, and 33% of consolidated sales in 1996, 1995 and 1994. Sales to Denics for certain Asian and Pacific markets were approximately 25%, 28% and 30% of consolidated sales in 1996, 1995 and 1994, respectively. Sales to Patterson Dental Company, the major domestic distributor of the Company's kinetic cavity preparation units, were approximately 28%, 10% and 20% of consolidated sales in 1996, 1995 and 1994, respectively.

Financial information, summarized by geographic area, is as follows:

                                           1996         1995         1994
                                        -----------  -----------  -----------
          Net sales:
            United States               $11,446,862  $ 2,980,292  $ 3,751,827
            Europe                        3,692,606    6,532,237    3,717,125
            Other international           5,335,508    3,813,007    3,694,686
                                        -----------  -----------  -----------
                                        $20,474,976  $13,325,536  $11,163,638
                                        ===========  ===========  ===========

          Gross profit:
           United States                $ 5,537,487  $ 1,133,772  $ 1,529,430
           Europe                         1,995,814    3,310,644    1,731,868
           Other international            2,485,887    1,842,190    1,382,530
                                        -----------  -----------  -----------
                                        $10,019,188  $ 6,286,606  $ 4,643,828
                                        ===========  ===========  ===========

          Accounts receivable:
           United States                $ 2,485,529  $   711,335  $   679,917
           Europe                           157,959      548,640      764,663
           Other international              830,223      684,318      783,886
                                        -----------  -----------  -----------
                                        $ 3,473,711  $ 1,944,293  $ 2,228,466
                                        ===========  ===========  ===========

          Other identifiable assets:
           United States                $16,860,080  $ 9,513,529  $ 8,661,670
           Europe                           599,547    1,252,974      247,402
           Other international              347,548      273,900
                                        -----------  -----------  -----------
                                        $17,807,175  $11,040,403  $ 8,909,072
                                        ===========  ===========  ===========

                   Notes to Consolidated Financial Statements
                               December 31, 1996


9. Subsequent Events

In March 1996, stockholders approved an amendment to the certificate of incorporation decreasing the authorized common stock from 50,000,000 to 12,500,000 shares, increasing the common stock par value from $0.01 to $0.04 per share and approving a one-for-four reverse stock split. The reverse stock split will become effective when the amendment is filed with the Delaware Secretary of State, which is anticipated on March 17, 1997. Upon effectiveness, each four shares of $0.01 par value common stock will automatically be reclassified into one share of $0.04 par value common stock. Appropriate adjustments will also be made to the number and price of outstanding warrants and options. Cash payments will be made in lieu of fractional shares.


10. Selected Quarterly Financial Data (unaudited)


                                                 Three Months Ended
                                March 31     June 30     September 30      December 31
                                  1996         1996          1996             1996
                               ----------------------------------------------------------
Net sales                      $5,254,047  $4,919,955     $4,046,803     $6,254,171
Gross profit                    2,398,621   1,854,977      1,806,840      3,958,750
Net income                        448,310     689,941(1)     748,999(1)   3,741,536(2)(3)
Net income per common
  and common equivalent share      $.03       $.03            $.02           $.12



                                              Three Months Ended
                                March 31    June 30    September 30  December 31
                                  1995        1995         1995          1995
                               --------------------------------------------------
Net sales                      $4,392,000  $3,460,836   $2,286,035   $  3,186,665
Gross profit                    2,184,627   1,900,165    1,019,997      1,181,817
Net income (loss)                 176,196     202,068     (954,332)      (698,098)(4)
Net income (loss) per common
  and common equivalent share      $.01        $.01        $(.06)        $(.04)

-----------------

(1) Pursuant to its agreement, Texas Air shared research and development, legal, and marketing expenses of approximately $1,220,000 through July 31, 1996.

(2)  Includes $2,700,000 related party royalty income in December 1996 (Note
     3).

(3) Includes $560,000 of restructuring expenses for the consolidation of management and manufacturing operations in 1996 (Note 2).

(4) During 1995, the Company incurred expenses of approximately $700,000 related to selling and marketing incentive programs for the introduction of the new products. Pursuant to its agreement, Texas Air shared research and development, legal, and marketing expenses of approximately $895,000 in 1995.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included in the Company's definitive Proxy Statement to be distributed in connection with its Annual Meeting of Stockholders to be held May 5, 1997 (the "1997 Proxy Statement"), under the headings, "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information is included in the 1997 Proxy Statement under the heading "Executive Compensation" (excluding the Compensation Committee Report on 1996 Cancellation and Regrant of Options) and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT


     The information included in the 1997 Proxy Statement under the headings "Security Ownership of Management" and "Principal Stockholders of the Company" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included in the 1997 Proxy Statement of the Company under the heading "Certain Transactions" is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements: The following financial statements of American Dental Technologies, Inc. for the year ended December 31, 1996 are included in Item 8, "Financial Statements and Supplementary Data":

Report of Independent Auditors
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995, and 1994
Consolidated Balance Sheets as of December 31, 1996 and 1995
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994
Notes to Consolidated Financial Statements

     2. Financial Statement Schedules:  The following financial statement schedule is attached to this report.

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

     3. Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number                        Description of Document
--------------                        -----------------------

  2.1 Restated Agreement and Plan of Reorganization and associated Restated Merger Agreement dated as of November 22, 1995, among American Dental Technologies, Inc., ADT Merger Corp. and Texas Airsonics, Inc. (Registration No. 333-6663, Annex A to the Joint Proxy
       Statement/Prospectus)

  3.1  Certificate of Incorporation of American Dental Technologies, Inc.
       filed on November 21, 1989, with amendments, filed with the Delaware Secretary of State and effective on January 12, 1990; May 15, 1991; June 4, 1991; June 1, 1993; and July 29, 1996 (Form 8-K filed August 9, 1996, Exhibit 3.1)

  3.2 Restated By-Laws of American Dental Laser, Inc. as amended on May 20, 1991 (Registration No. 33-40140, Exhibit 3.3)

  3.3 Amendments to the Restated By-Laws of the Company, dated December 15, 1993 (Form 10-K for the year ended December 31, 1993, Exhibit 3.4)

  3.4 Certificate of Designation, Preferences and Rights of Series A Preferred Stock of American Dental Technologies, Inc., dated February 18, 1994 (Form 10-K for the year ended December 31, 1993, Exhibit 3.5)

  4.1 Form of Common Stock Purchase Warrant, April 1994 (Form 10-Q for the quarter ended June 30, 1994, Exhibit 4.1)

  4.2 Form of revised April 1994 Common Stock Purchase Warrants, August 1995 (Form 10-K for the year ended December 31, 1995, Exhibit 4.5)

  4.3 Form of revised July 1995 Common Stock Purchase Warrants, August 1995 (Form 10-K for the year ended December 31, 1995, Exhibit 4.6)


  4.4  Form of Merger Warrant (Registration No. 333-6663, Exhibit 4.7)

  4.5 Revolving Credit Agreement with The International Bank dated October 17, 1996

  4.6 Revolving Credit Promissory Note to The International Bank dated October 17, 1996

  4.7  Deed of Trust to The International Bank dated October 17, 1996

  4.8  Security Agreement to The International Bank dated October 17, 1996

  4.9 Continuing Limited Guaranty Agreement of Benjamin J. Gallant dated October 17, 1996

 10.1* American Dental Laser, Inc. Amended and Restated Nonqualified Stock
       Option Plan.  (Registration No. 33-40140, Exhibit No. 10.16)

 10.2* American Dental Laser, Inc. Stock Option Plan for Employees.
       (Registration No. 33-40140, Exhibit No. 10.18)

 10.3 U.S. Patent No. 4,521,194 issued June 4, 1985. (Registration No. 33-40140, Exhibit No. 10.38)

 10.4 U.S. Patent No. 4,818,230 issued April 4, 1989. (Registration No. 33-40140, Exhibit No. 10.39)

 10.5 U.S. Patent No. 4,940,411 issued July 10, 1990. (Registration No. 33-40140, Exhibit No. 10.40)

 10.6 U.S. Patent Number 5,055,048 issued October 8, 1991 (Form 10-K for the year ended December 31, 1991, Exhibit 10.36)

 10.7 U.S. Patent No. 4,635,897 issued January 13, 1987. (Form 10-K for the year ended December 31, 1992, Exhibit 10.42)

 10.8 U.S. Patent No. 4,708,534 issued November 24, 1987. (Form 10-K for the year ended December 31, 1992, Exhibit 10.43)

 10.9 U.S. Patent No. 4,733,503 issued March 29, 1988. (Form 10-K for the year ended December 31, 1992, Exhibit 10.44)

10.10 U.S. Patent No. 4,893,440 issued January 16, 1990. (Form 10-K for the year ended December 31, 1992, Exhibit 10.45)

10.11 U.S. Patent No. 5,122,060 issued June 16, 1992. (Form 10-K for the year ended December 31, 1992, Exhibit 10.47)

10.12 U.S. Patent No. 5,123,845 issued June 23, 1992. (Form 10-K for the year ended December 31, 1992, Exhibit 10.48)

10.13 U.S. Patent No. 5,180,304 issued January 19, 1993. (Form 10-K for the year ended December 31, 1992, Exhibit 10.59)

10.14 Settlement Agreement dated February 4, 1993 between American Dental Laser, Inc. and Sunrise Technologies, Inc. (Form 8-K dated February 15, 1993, Exhibit 28.1)

10.15 Purchase Agreement dated as of March 15, 1993 for American Dental Laser Japan, Inc. stock between American Dental Laser, Inc., Daniel S. Goldsmith and Walter J. Goldsmith. (Form 10-K for the year ended December 31, 1992, Exhibit 10.63)

10.16* Amended and Restated Long-Term Incentive Plan (Form 10-Q for the quarter ended Sepember 30, 1996, Exhibit 4.1)

10.17 U.S. Patent No. 5,207,576, issued May 4, 1993 (Form 10-K for the year ended December 31, 1993, Exhibit 10.67)

10.18 Memorandum Agreement dated June 10, 1993 between the Company and Dental Innovate Corporation (Form 10-Q for the quarter ended June 30, 1993, Exhibit 10.1)

10.19 U.S. Patent No. 5,228,852, issued July 20, 1993 (Form 10-K for the year ended December 31, 1993, Exhibit 10.69)

10.20 Distribution Agreement between the Company and Patterson Dental Company, dated July 1, 1993 (Form 10-K for the year ended December 31, 1993, Exhibit 10.70)

10.21 Supplemental Agreement dated July 27, 1993 between the Company and Dental Innovate Corporation (Form 10-Q for the quarter ended June 30, 1993, Exhibit 10.2)

10.22 U.S. Patent No. 5,232,367, issued August 3, 1993 (Form 10-K for the year ended December 31, 1993, Exhibit 10.72)

10.23 Amendment Agreement dated August 16, 1993 between American Dental Technologies, Inc. and Dental Innovate Corporation (Form 10-Q for the quarter ended September 30, 1993, Exhibit 10.1)

10.24 U.S. Patent No. 5,257,935, issued November 2, 1993 (Form 10-K for the year ended December 31, 1993, Exhibit 10.75)

10.25 U.S. Patent No. 5,275,561, issued January 4, 1994 (Form 10-K for the year ended December 31, 1993, Exhibit 10.79)

10.26 U.S. Patent No. 5,275,564, issued January 4, 1994 (Form 10-K for the year ended December 31, 1993, Exhibit 10.80)

10.27 Letter agreement between the Company and Denics Co., Ltd., dated February 1994 (Form 10-K for the year ended December 31, 1993, Exhibit 10.81)

10.28 U.S. Patent No. 5,310,344, issued May 10, 1994 (Form 10-K for the year ended December 31, 1994, Exhibit 10.82)

10.29 U.S. Patent No. 5,324,200, issued June 28, 1994 (Form 10-K for the year ended December 31, 1994, Exhibit 10.83)

10.30 U.S. Patent No. 5,330,354, issued July 19, 1994 (Form 10-K for the year ended December 31, 1994, Exhibit 10.84)

10.31 U.S. Patent No. 5,334,016, issued August 2, 1994 (Form 10-K for the year ended December 31, 1994, Exhibit 10.85)

10.32 U.S. Patent No. 5,334,019, issued August 2, 1994 (Form 10-K for the year ended December 31, 1994, Exhibit 10.86)

10.33 U.S. Patent No. 5,342,198, issued August 30, 1994 (Form 10-K for the year ended December 31, 1994, Exhibit 10.87)

10.34 U.S. Patent No. 5,350,299, issued September 27, 1994 (Form 10-K for the year ended December 31, 1994, Exhibit 10.88)

10.35 U.S. Patent No. 5,390,204 issued February 14, 1995 (Form 10-K for the year ended December 31, 1995, Exhibit 10.45)

10.36 Second Memorandum Agreement dated February 24, 1995 between the Company and Dental Innovate Corporation (Form 10-K for the year ended December 31, 1995, Exhibit 10.46)

10.37 Lease Agreement, 28411 Northwestern Highway, Suite 1100, Southfield, Michigan, dated April 7, 1995 (Form 10-K for the year ended December 31, 1995, Exhibit 10.47)

10.38 Distribution Agreement between the Company and Orbis High Tech Dental GmbH (Form 10-K for the year ended December 31, 1995, Exhibit 10.50)

10.39 First Supplement to Purchase Agreement dated as of January 1, 1996 between American Dental Technologies, Inc., Daniel S. Goldsmith and Walter J. Goldsmith (Form 10-K for the year ended December 31, 1995,
       Exhibit 10.51)

10.40 Third Memorandum Agreement dated February 23, 1996 between the Company and Denics Co., Ltd. (Form 10-K for the year ended December 31, 1995,
       Exhibit 10.52)

10.41  U.S. Patent No. 5,507,739, issued April 14, 1996

10.42  U.S. Patent No. 5,525,058, issued June 11, 1996

10.43 Voting Agreement between William D. Myers and Ben J. Gallant (Registration No. 333-6663, Exhibit 9.1)

10.44  Ben J. Gallant Employment Agreement

10.45 License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Dental Technologies, Inc. and Texas Airsonics, L.P.

10.46 Settlement Agreement between American Dental Technologies, Inc. and Sunrise Technologies International, Inc., dated July 30, 1996 (Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.3)

10.47 Fourth Memorandum Agreement dated October 31, 1996, between the Company and Denics Co., Ltd.

10.48 Joint Venture Agreement dated October 31, 1996, between the Company and Denics Co., Ltd.

10.49  Letter dated October 30, 1996 between the Company and Anthony D.
       Fiorillo

10.50 Settlement Agreement between the Company and Sunrise Technologies International, Inc., dated July 30, 1996

11.1   Statement Re:  Computation of Net Income (Loss) Per Share

21.1   Subsidiaries of the Registrant

23.1   Consent of Independent Auditors

27.1   Financial Data Schedule


-----------

*Identifies current management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K: A report on Form 8-K was filed October 1, 1996 announcing the resignation of Anthony D. Fiorillo as President and the designation of Ben J. Gallant as the Company's President, effective September 24, 1996.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southfield, State of Michigan, on the 14th day of March, 1997.

                                        AMERICAN DENTAL TECHNOLOGIES, INC.


                                           /s/ Ben J. Gallant
                                           ---------------------------------
                                           Ben J. Gallant, President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1997.



/s/ Ben J. Gallant
-------------------------
Ben J. Gallant                   President, CEO and Director
                                 (Principal Executive Officer)
/s/ Diane M. Miller
-------------------------
Diane M. Miller                  Chief Financial Officer,
                                 Principal Financial Officer and
                                 Principal Accounting Officer
/s/ William D. Myers
-------------------------
William D. Myers                 Chairman of the Board
                                 and Director
/s/ Anthony D. Fiorillo
-------------------------
Anthony D. Fiorillo              Director

/s/ Wayne A. Johnson II
-------------------------
Wayne A. Johnson II              Director

/s/ J. Bernard Machen
-------------------------
J. Bernard Machen                Director

/s/ Charles A. Nichols
-------------------------
Charles A. Nichols               Director

/s/ John E. Vickers III
-------------------------
John E. Vickers III              Director

/s/ Bertrand R. Williams, Sr.
-------------------------
Bertrand R. Williams, Sr.        Director

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       American Dental Technologies, Inc.




               Column                            Column             Column            Column           Column
                 A                                  B                  C                 D                E
------------------------------------          ------------       --------------    -------------     -----------
                                                                    ADDITIONS
                                                BALANCE AT          CHARGED TO                         BALANCE
                                                 BEGINNING          COSTS AND        DEDUCTIONS        AT END
            DESCRIPTION                          OF PERIOD          EXPENSES          DESCRIBE        OF PERIOD
------------------------------------          ------------       --------------    -------------     -----------
Year Ended December 31, 1994

 Valuation allowance for accounts
  receivable                                  $    270,000         $  553,000      $  403,000(1)     $   420,000
 Valuation allowance for inventories               300,000            450,000(2)                         750,000
 Valuation allowances for
  deferred taxes                                 8,047,000          1,483,000                          9,530,000

Year Ended December 31, 1995

 Valuation allowance for accounts
  receivable                                       420,000             40,438         110,438(3)         350,000
 Valuation allowance for inventories               750,000            230,000          45,000(2)         935,000
 Valuation allowances for
  deferred taxes                                 9,530,000            544,000                         10,074,000

Year Ended December 31, 1996

 Valuation allowance for accounts
  receivable                                       350,000             30,000         100,000(1)         280,000
 Valuation allowance for inventories               935,000         $  175,000         715,000(2)         395,000
 Valuation allowances for
  deferred taxes                              $ 10,074,000                         $1,916,000(4)        $ 8,158,000

--------------

(1)  Uncollectible accounts charged off net of recoveries.

(2)  Inventory valuation write-offs.

(3)  Reduction in valuation allowance.

(4)  Utilization of NOL on current year income.

                                 EXHIBIT INDEX



         4.5     Revolving Credit Agreement with The
                 International Bank dated October 17, 1996

         4.6     Revolving Credit Promissory Note to The
                 International Bank dated October 17, 1996

         4.7     Deed of Trust to The International Bank
                 dated October 17, 1996

         4.8     Security Agreement to The International
                 Bank dated October 17, 1996

         4.9     Continuing Limited Guaranty Agreement
                 of Benjamin J. Gallant dated October 17, 1996


        10.41    U.S. Patent No. 5,507,739, issued April 14, 1996

        10.42    U.S. Patent No. 5,525,058, issued June 11, 1996

        10.44    Ben J. Gallant Employment Agreement


        10.45    License Agreement between Texas
                 Airsonics, Inc., a wholly owned subsidiary of American Dental Technologies, Inc. and Texas
                 Airsonics, L.P.

        10.47    Fourth Memorandum Agreement dated
                 October 31, 1996, between the Company and Denics
                 Co., Ltd.

        10.48 Joint Venture Agreement dated October 31, 1996, between the Company and Denics Co., Ltd.

        10.49    Letter dated October 30, 1996 between
                 the Company and Anthony D. Fiorillo


        10.50 Settlement Agreement between the Company and Sunrise Technologies International, Inc., dated July 30, 1996

        11.1     Statement Re:  Computation of Net Income (Loss) Per Share

        21.1     Subsidiaries of the Registrant

        23.1     Consent of Independent Auditors

        27.1     Financial Data Schedule