Form 10-Q
period 1997-03-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 1997-05-02
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q


(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1997.

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from______ to ______


                          Commission File No:  0-19195



                       AMERICAN DENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)


             Delaware                                           38-2905258
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)


      28411 Northwestern Highway, Southfield, MI                   48034
         (address of principal executive offices)               (Zip Code)


              Registrant's telephone number, including area code:
                                 (248) 353-5300


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  [X] No  [ ]


Number of shares outstanding of the registrant's common stock as of May 1, 1997:

                                6,947,603 Shares

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements





                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                               Three Months Ended
                                                                    March 31
                                                             1997              1996
                                                          ----------------------------
Net sales                                                 $5,513,864        $5,254,047
Cost of sales                                              2,431,062         2,855,426
                                                          ----------        ----------
Gross profit                                               3,082,802         2,398,621

Selling, general and administrative                        2,076,185         1,673,698
Research and development                                     115,129           234,350
                                                          ----------        ----------
Income from operations                                       891,488           490,573

Other income (expense):
  Royalty income                                              12,967
  Interest expense                                           (18,181)          (42,263)
                                                          ----------        ----------
Net income                                                $  886,274        $  448,310
                                                          ==========        ==========

Net income per share (Note 5)                             $     0.12        $     0.10
                                                          ==========        ==========



                           See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets




                                                                March 31            December 31
                                                                 1997                 1996
                                                           ---------------------------------------
                                                              (Unaudited)
ASSETS
Current assets:
  Cash                                                         $ 2,037,436          $ 1,832,192
  Accounts receivable:
    Trade, less allowance of $220,000
      in 1997 and $280,000 in 1996                               2,785,526            2,691,242
    Related party                                                  844,324              782,469
                                                               -----------          -----------
                                                                 3,629,850            3,473,711

  Inventories (Note 1)                                           4,146,436            3,204,806
  Prepaid expenses and other current assets                        467,466              537,283
                                                               -----------          -----------
Total current assets                                            10,281,188            9,047,992


Property and equipment, net (Note 1)                             1,241,812            1,192,454
Intangible assets, net (Note 1):
  Goodwill                                                       9,228,401            9,400,452
  Air abrasive technology rights                                 1,044,198            1,088,958
  Other                                                            249,753              217,696
                                                               -----------          -----------
                                                                10,522,352           10,707,106

Investment in joint venture                                        333,334              333,334
                                                               -----------          -----------
Total assets                                                   $22,378,686          $21,280,886
                                                               ===========          ===========



                            See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets


                                                              March 31           December 31
                                                                1997                1996
                                                            ---------------------------------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to related party (Note 3)                   $    200,000         $    200,000
  Note payable                                                   500,000              500,000
  Accounts payable                                             2,575,234            2,080,895
  Compensation and employee benefits                             138,547              237,488
  Taxes other than income                                        326,373              414,027
  Other accrued liabilities                                      421,147              505,807
                                                            ------------         ------------
Total current liabilities                                      4,161,301            3,938,217

Other non-current liabilities                                    169,994              177,175
Notes payable to related party,
    less current portion (Note 3)                                400,000              400,000

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
    10,000,000 shares; none outstanding
  Common stock, $.04 par value, authorized
    12,500,000 shares; outstanding: 6,947,603
    shares in 1997; and 6,936,439 shares in 1996                 277,907              277,457
  Additional paid-in capital                                  40,576,106           40,515,943
  Accumulated deficit                                        (23,098,042)         (23,984,317)
  Foreign currency translation                                  (108,580)             (43,589)
                                                            ------------         ------------
Total stockholders' equity                                    17,647,391           16,765,494
                                                            ------------         ------------
Total liabilities and stockholders' equity                  $ 22,378,686         $ 21,280,886
                                                            ============         ============


                            See accompanying notes.

                      American Dental Technologies, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31
                                                                               1997                 1996
                                                                           -------------------------------
Operating Activities:
Net income                                                                 $  886,274          $   448,310
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
      Depreciation                                                             21,075               48,000
      Amortization                                                            230,426              116,803
      Gain on disposal of fixed assets                                                                (375)
      Changes in operating assets and liabilities:
         Increase in accounts receivable                                     (155,052)          (1,347,173)
         (Increase) decrease in inventories                                  (931,326)             524,633
         Decrease in prepaid expenses and other current assets                 71,595              115,267
         Increase in prepaid foreign taxes                                                         (75,000)
         Increase in accounts payable                                         503,954              157,263
         Decrease in compensation and employee benefits                       (98,034)             (11,408)
         Increase (decrease) in taxes other than income                       (87,654)               3,950
         Decrease in other accrued liabilities                               (174,466)            (445,101)
         Decrease in other non-current liabilities                             (7,181)             (13,289)
                                                                           ----------          -----------
Net cash provided by (used in) operating activities                           259,611             (478,120)

  Proceeds from sale of property                                                                       375
  Purchases of property and equipment                                         (69,308)              (4,079)
  Increase in intangible assets                                               (45,672)             (37,404)
                                                                           ----------          -----------
Net cash used in investing activities                                        (114,980)             (41,108)

  Proceeds from exercise of stock options                                      60,613
                                                                           ----------
Net cash provided by financing activities                                      60,613

                                                                           ----------          -----------
Increase (decrease) in cash                                                   205,244             (519,228)

Cash at beginning of period                                                 1,832,192            1,665,718
                                                                           ----------          -----------
Cash at end of period                                                      $2,037,436          $ 1,146,490
                                                                           ==========          ===========


                            See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 1997  (Unaudited)


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

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for other quarters of 1997 or for the year ended December 31, 1997. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Inventories - Inventories consist of the following:

                                                            March 31,       December 31,
                                                              1997              1996
                                                            -------------------------------
              Finished goods                                $1,332,438       $1,426,776
              Work in progress                                  75,600           75,559
              Raw materials, parts and supplies              2,738,398        1,702,471
                                                            ----------       ----------
                                                            $4,146,436       $3,204,806

Property and equipment - Accumulated depreciation aggregated $1,400,534 at March 31, 1997 and $1,641,920 at December 31, 1996.

Intangible Assets - Accumulated amortization aggregated $2,485,297 at March 31, 1997 and $2,254,871 at December 31, 1996.

Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1997.

2.    Texas Airsonics, Inc. Acquisition

On July 31, 1996, the Company acquired 100% of Texas Airsonics, Inc.'s ("Texas Air") outstanding common stock in exchange for 2,857,443 shares of the Company's common stock and warrants to purchase 1,749,228 additional shares of common stock at $5.6164 per share for a period commencing August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total value of common stock and warrants issued ($8,572,329) has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $6,098,599 has been accounted for as goodwill and will be amortized over a fifteen year period.

The following unaudited pro forma summary of operations is presented as though Texas Air was acquired at the beginning of 1996:



                                                         Three Months Ended
                                                         ------------------
                                                             March 31
                                                             ---------
                                                                1996
                                                                ----
                          Net sales                         $5,394,395
                          Net income                          $692,294
                          Net income per share                 $0.09

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 1997  (Unaudited)

3.    Related Party Transactions

The Company has a $1,000,000 note payable to Denics Co., Ltd. ("Denics"), with interest at 3% above the discount rate in Japan (0.5% at March 31, 1997). As of March 31, 1997, $600,000 was outstanding. Borrowings are being repaid in annual principal installments of $200,000 over a five year period which began in June 1995. Borrowings are secured by an assignment of the Company's Japanese patents and related technologies.

4.    Line of Credit

In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at March 31, 1997). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of December 31, 1996, $500,000 was outstanding.

5.    Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         For the three month period ended March 31, 1997, the Company had net income of $886,274, or a 98% increase over $448,310 of net income in 1996's first quarter. Net sales were $5,513,864 for the quarter ended March 31, 1997, an increase of 5% over net sales of $5,254,047 for the first quarter of 1996. Revenues and net income increased primarily due to a 186% increase in KCP sales volumes in the United States. International KCP sales and dental laser sales volumes were down from last year's first quarter primarily due to dealer inventory adjustments. Gross profit as a percentage of net sales was 56% for the first quarter of 1997 compared to 46% for the same period in 1996. Gross margins improved due to the addition of manufacturing margins through ADT's acquisition of Texas Airsonics, Inc. ("Texas Air") on July 31, 1996.

         Sales in the first quarter of 1997 are in line with the Company's business plan and management expects that trend to continue. Although there can be no assurances, management anticipates that sales will continue to improve in 1997 compared to 1996, primarily from sales of KCPs in the United States. Internationally, the Company anticipates lower sales in Japan in 1997 due to dealer inventory reductions, offset by increased sales in Europe and the Pacific Rim where the Company is establishing new dealers. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

         Selling, general and administrative expenses increased $402,487 or 24% for the three months ended March 31, 1997 compared to the same period in 1996. The increase is primarily due to the acquisition of Texas Air and increased selling and marketing expenses related to the increased United States KCP sales. Research and development expenses for the three months ended March 31, 1997 decreased $119,221 or 51% compared to the same period in 1996. The decrease in 1997 is primarily due to reduced personnel costs and clinical trials related to governmental approval for laser applications that were completed in 1996.

Proforma Summary of Operations

         The following proforma summary of operations information is presented as though Texas Air was acquired at the beginning of 1996. Proforma net sales increased $119,469 or 2.2% for the three month period ended March 31,
1997 compared to the same period in 1996.   Proforma net income increased
$193,980 or 28% and net income per share increased $.03 or 33% for the three month period ended March 31, 1997 compared to the same period in 1996. The changes in proforma net income and net income per share resulted primarily from efficiencies in the consolidation of operations and personnel.


Liquidity and Capital Resources

         The Company's operating activities provided $259,611 in cash resources during the three month period ended March 31, 1997, compared to using $478,120 in the same period of 1996. The cash provided by operations in 1997 increased due to net income of $886,274, resulting primarily from higher United States KCP sales, plus $251,501 related to non-cash depreciation and amortization expense. Cash provided by operations was offset primarily by changes in operating assets and liabilities, including an increase in accounts receivable of $155,052, an increase in inventories of $931,326 and an increase in accounts payable of $503,954. The increase in accounts receivable is due principally to the 5% increase in sales. The increase in inventories is primarily for the KCP product line. The Company has increased its inventory to meet anticipated demand. The increase in accounts payable is primarily related to the increase in inventories.

         The Company has a working capital of $6,119,887 at March 31, 1997 compared to a working capital of $5,109,775 at December 31, 1996. The increase in working capital is primarily a result of an increase in inventories, accounts receivable and cash funded by net income of $886,274 for the three month period ended March 31, 1997. Investing activities for the three months ended March 31, 1997 included purchasing equipment for the Texas manufacturing facility.

         In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at March 31, 1997). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets, along with the guarantee of the Company's President. As of March 31, 1997, $500,000 was outstanding, with an additional $2,000,000 available under the borrowing base.

         The Company has a $1,000,000 note payable to Denics, with interest at 3% above the discount rate in Japan (0.5% at March 31, 1997). As of March 31, 1997, $600,000 was outstanding. Borrowings are being repaid in annual principal installments of $200,000 over a five year period which began in June 1995. Borrowings are secured by an assignment of the Company's Japanese patents and related technologies.

         The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term liquidity needs, as well as its long term liquidity needs for the foreseeable future.

PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K:

(a)   Exhibit 11.1 - Statement Re:  Computation of Net Income Per Share.
      Exhibit 27 - Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter ended March 31, 1997.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN DENTAL TECHNOLOGIES, INC.



                                        By: /s/ Ben J. Gallant
                                            ------------------------------
                                            Ben J. Gallant
Dated:  May 2, 1997                         Chief Executive Officer




                                        By: /s/ Diane M. Miller
                                            ------------------------------
                                            Diane M. Miller
                                            Chief Financial Officer
                                            (Principal Financial Officer and
Dated:  May 2, 1997                         Principal Accounting Officer)

                        EXHIBIT INDEX





                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER          DESCRIPTION                                            PAGE
-------         -----------                                         ------------

11.1            Statement Re: Computation of Net Income Per Share

27              Financial Data Schedule

