Form 10-Q
period 1997-06-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1997-08-14
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-Q


(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1997.

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _____


                          Commission File No:  0-19195



                       AMERICAN DENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)


           Delaware                                            38-2905258
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification Number)


28411 Northwestern Highway, Southfield, MI                       48034-5541
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


                             Yes  [X]    No  [ ]


     Number of shares outstanding of the registrant's common stock as of
                                July 31,1997:


                                6,909,056 Shares

PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements





                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                              Three Months Ended                          Six Months Ended
                                                    June 30                                   June 30
                                             1997            1996                      1997             1996
                                         ---------------------------               ----------------------------
Revenues                                 $5,350,641       $4,919,955               $10,864,505      $10,174,002
Cost of sales                             2,169,208        3,064,978                 4,600,270        5,920,404
                                         ----------       ----------               -----------      -----------
Gross profit                              3,181,433        1,854,977                 6,264,235        4,253,598

Selling, general and administrative       2,121,936          977,736                 4,198,121        2,651,434
Research and development                    107,987          168,894                   223,116          403,244
                                         ----------       ----------               -----------      -----------
Income from operations                      951,510          708,347                 1,842,998        1,198,920

Other income (expense):
  License transfer fee (Note 3)             375,000                                    375,000
  Royalty income                             89,472           20,547                   102,439           20,547
  Interest expense                          (12,209)         (38,953)                  (30,390)         (81,216)
                                         ----------       ----------               -----------      -----------
Net income                               $1,403,773       $  689,941               $ 2,290,047      $ 1,138,251
                                         ==========       ==========               ===========      ===========

Net income per share                     $     0.18       $     0.14               $      0.30      $      0.24
                                         ==========       ==========               ===========      ===========


                            See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets




                                                                   June 30                December 31
                                                                    1997                      1996
                                                              -------------------------------------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash                                                         $ 2,221,497               $ 1,832,192
  Accounts receivable:
    Trade, less allowance of $220,000
      in 1997 and $280,000 in 1996                               2,434,757                 2,691,242
    Related party                                                   42,753                   782,469
                                                               -----------               -----------
                                                                 2,477,510                 3,473,711

  Inventories (Note 1)                                           4,261,287                 3,204,806
  Prepaid expenses and other current assets                        360,144                   537,283
                                                               -----------               -----------
Total current assets                                             9,320,438                 9,047,992

Other receivable (Note 3)                                          100,000
Property and equipment, net (Note 1)                             1,226,088                 1,192,454
Intangible assets, net (Note 1):
  Goodwill                                                       9,056,350                 9,400,452
  Air abrasive technology rights                                   999,438                 1,088,958
  Other (Note 4)                                                 1,232,187                   217,696
                                                               -----------               -----------
                                                                11,287,975                10,707,106

Investment in joint venture (Note 4)                                                         333,334
                                                               -----------               -----------
Total assets                                                   $21,934,501               $21,280,886
                                                               ===========               ===========




                            See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets




                                                                 June 30                December 31
                                                                  1997                      1996
                                                           --------------------------------------------
                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to related party (Note 4)                                            $     200,000
  Note payable                                             $     250,000                   500,000
  Accounts payable                                             1,778,217                 2,080,895
  Compensation and employee benefits                             236,594                   237,488
  Taxes other than income                                        281,470                   414,027
  Other accrued liabilities                                      510,393                   505,807
                                                           -------------             -------------
Total current liabilities                                      3,056,674                 3,938,217

Other non-current liabilities                                    149,431                   177,175
Notes payable to related party,
    less current portion (Note 4)                                                          400,000

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
    10,000,000 shares; none outstanding
  Common stock, $.04 par value, authorized
    12,500,000 shares; outstanding: 6,896,556
    shares in 1997; and 6,936,439 shares in 1996                 275,865                   277,457
  Additional paid-in capital                                  40,249,814                40,515,943
  Accumulated deficit                                        (21,694,270)              (23,984,317)
  Foreign currency translation                                  (103,013)                  (43,589)
                                                           -------------             -------------
Total stockholders' equity                                    18,728,396                16,765,494
                                                           -------------             -------------
Total liabilities and stockholders' equity                 $  21,934,501             $  21,280,886
                                                           =============             =============


                            See accompanying notes.

                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                   Six Months Ended
                                                                                        June 30
                                                                               1997               1996
                                                                         ----------------------------------
OPERATING ACTIVITIES:
Net income                                                               $  2,290,047         $  1,138,251
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
    Depreciation                                                               52,874               96,000
    Amortization                                                              474,036              259,075
    Gain on disposal of fixed assets                                                                  (420)
    Gain on extinguishment of debt                                           (100,000)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                              999,123           (1,645,575)
      Decrease (increase) in inventories                                   (1,044,064)              92,874
      Decrease in prepaid expenses and other current assets                   179,245               65,236
      Increase in prepaid foreign taxes                                                            (75,000)
      Increase in notes receivable                                           (100,000)
      (Decrease) increase in accounts payable                                (294,025)             175,002
      (Decrease) increase in compensation and employee benefits                    56              (12,820)
      Decrease in taxes other than income                                    (132,557)            (137,417)
      Decrease in other accrued liabilities                                   (83,056)            (440,970)
      Decrease in other non-current liabilities                               (27,743)             (24,646)
                                                                         ------------         ------------
Net cash provided by (used in) operating activities                         2,213,936             (510,410)

INVESTING ACTIVITIES:
  Proceeds from sale of property                                                                       420
  Purchases of property and equipment                                         (85,338)             (13,053)
  Increase in intangible assets                                            (1,054,906)            (107,064)
                                                                         ------------         ------------
Net cash used in investing activities                                      (1,140,244)            (119,697)

FINANCING ACTIVITIES:
  Payments on notes payable to related parties                               (750,000)            (400,000)
  Proceeds from exercise of stock options                                      65,613                2,084
                                                                         ------------         ------------
Net cash used in financing activities                                        (684,387)            (397,916)
                                                                         ------------         ------------

Increase (decrease) in cash                                                   389,305           (1,028,023)
Cash at beginning of year                                                   1,832,192            1,665,718
                                                                         ------------         ------------
Cash at end of period                                                    $  2,221,497         $    637,695
                                                                         ============         ============

                            See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1997  (Unaudited)


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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for other quarters of 1997 or for the year ended December 31, 1997. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Inventories - Inventories consist of the following:

                                                       June 30, 1997         December 31, 1996
                                                       -------------         -----------------
Finished goods                                          $ 1,144,140             $ 1,426,776
Work in progress                                             60,868                  75,559
Raw materials, parts and supplies                         3,053,279               1,702,471
                                                        -----------             -----------
                                                        $ 4,258,287             $ 3,204,806
                                                        ===========             ===========

Property and equipment - Accumulated depreciation aggregated $1,432,333 at June 30, 1997 and $1,641,920 at December 31, 1996.

Intangible Assets - Accumulated amortization aggregated $2,728,907 at June 30, 1997 and $2,254,871 at December 31, 1996.

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

The following unaudited pro forma summary of operations is presented as though Texas Air was acquired at the beginning of 1996:

                                                                     Six Months Ended
                                                                     ----------------
                                                                      June 30, 1996
                                                                      -------------
                          Net sales                                   $10,551,883
                          Net income                                  $ 1,154,475
                          Net income per share                        $      0.16

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1997  (Unaudited)


3.    Transfer of License

In June 1997, the Company agreed to the transfer of the licenses for the sale of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. ("Sunrise") to Lares Co. in connection with the sale of Sunrise's dental business. The Company received a payment of $275,000 and a note receivable for $100,000, due in June 2000. The Company will also continue to receive royalties on air abrasive and dental lasers from Lares.

4.    Related Party Transactions

In June 1997, the Company entered into an agreement to cancel its joint venture agreement with Denics Co., Ltd. ("Denics") to manufacture, market, distribute and sell dental air abrasive and laser products in the Pacific Rim territory and to acquire Denics' rights in the joint venture for $1,000,000. Upon cancellation of the joint venture agreement, Denics returned 53,547 shares of the Company's common stock. Denics also agreed not to compete for a period of ten years in the Pacific Rim territory.

The Company had a $1,000,000 note payable to Denics, with interest at 3% above the discount rate in Japan (0.5% at June 30, 1997). In June 1997, Denics agreed to extinguish the outstanding principal balance of $600,000 and the accrued interest for a payment of $500,000.

5.    Line of Credit

In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at June 30, 1997). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of June 30, 1997, $250,000 was outstanding.

6.    Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1997 and 1996 of $.02 and $.03 per share, respectively and $.03 and $.05 for the six months ended June 30, 1997 and 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         For the three month period ended June 30, 1997, the Company earned $1,403,773, a 103% increase over net income for the same period in 1996. For the six month period ended June 30, 1997, the Company earned $2,290,047, a 101% increase over net income for the same period in 1996. The increases in 1997 net income are primarily due to increased gross profit revenues and the non-recurring license transfer fee received in 1997.

         For the three and six month periods ended June 30, 1997, the Company's had net sales of $5,350,641 and $10,864,505, respectively, representing
increases of  9% and 7% over the same periods in 1996.   The increases in 1997
revenues and net income are due primarily to a 15% and 25% increase in the volume of KCP's sold for the three and six month periods over the same periods for 1996. The Company's laser product sales volumes for the three and six month periods ended June 30, 1997 decreased approximately 56% compared to 1996 due primarily to dealer inventory adjustments. Gross profit as a percentage of net sales was 59% and 58% for the three and six months ended June 30, 1997 compared to 38% and 42% for the same periods in 1996. Gross margin improved due to the addition of manufacturing margin through ADT's acquisition of Texas
Airsonics, Inc. ("Texas Air") on July 31, 1996.   The Company anticipates a
decrease in net sales for the third quarter of 1997 compared to the second quarter, similar to prior years, resulting from the normal seasonal reduction of dental conferences during the summer.

         Operations in the first half of 1997 are in line with the Company's business plan and management expects that trend to continue. Although there can be no assurances, management anticipates that sales will continue to improve in 1997 compared to 1996, primarily from sales of KCPs in the United States. In June 1997, the Company received a purchase contract from Denics Co., Ltd. for lasers aggregating $3,325,000 beginning in September 1997 through March 1999 for distribution in Japan. Internationally, the Company anticipates lower sales in Japan in 1997 due to dealer inventory reductions, offset by increased sales in Europe and the Pacific Rim where the Company is establishing new dealers. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

         Selling, general and administrative expense increased $1,144,200 or 117% and $1,546,687 or 58% for the three and six month periods ended June 30, 1997 compared to the same periods in 1996. The 1997 expense levels reflect the addition of Texas Air selling and administrative expenses, including amortization of goodwill, resulting from the acquisition of Texas Air on July 31, 1996. Additionally, in 1996, pursuant to its manufacturing agreement, Texas Air, prior to its acquisition, shared research and development, legal, and marketing expenses of approximately $650,000 during the six month periods ended June 30, 1996.

         Research and development expenses were $107,987 and $223,116 for the three and six month periods ended June 30, 1997 compared to $168,894 and $403,244 for the same periods in 1996. The decrease in 1997 primarily relates to reduced personnel costs and clinical trials related to governmental approval for laser applications that were completed in 1996.

         In June 1997, the Company agreed to the transfer of the licenses for the sale of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. ("Sunrise") to Lares Co. in connection with the sale of Sunrise's dental business. The Company received a payment of $275,000 and a note receivable for $100,000, due in June 2000. The Company will also continue to receive royalties on air abrasive and dental lasers from Lares.

Pro Forma Summary of Operations

         The following pro forma summary of operations information is presented as though Texas Air was acquired at the beginning of 1996. Pro forma net sales increased $312,622 or 3% for the six month period ended June 30, 1997 compared
to the same period in 1996.   Pro forma net income increased $1,135,572 or 98%
and net income per share increased $.14 or 88% for the six month period ended June 30, 1997 compared to the same period in 1996. The changes in pro forma net income and net income per share resulted primarily from the efficiencies provided by consolidation of operations and personnel.

Liquidity and Capital Resources

         The Company's operating activities provided $2,213,936 in cash resources during the six month period ended June 30, 1997, compared to using $510,410 in the same period of 1996. The cash provided by operations in 1997 increased due to net income of $2,290,047, $526,910 related to non-cash depreciation and amortization expense, and a decrease in accounts receivable of $999,123. Cash provided by operations was partially offset by changes in operating assets and liabilities, including an increase in inventories of $1,044,064 and a decrease in accounts payable of $294,025. The decrease in accounts receivable is due to collection of a significant amount of related party receivables. The increase in inventories is primarily for the KCP product line. The Company has increased its inventory to meet anticipated demand. The decrease in accounts payable reflects prompt payment to vendors.

         The Company has working capital of $6,263,764 at June 30, 1997 compared to working capital of $5,109,775 at December 31, 1996. The increase in working capital is primarily a result of an increase in inventories, a reduction of notes payable and cash funded by net income of $2,290,047 for the six month period ended June 30, 1997. Investing activities for the six months ended June 30, 1997 included purchasing equipment for the Texas manufacturing facility. In June 1997, the Company and Denics Co., Ltd. ("Denics") agreed to cancel the Pacific Rim joint venture and for the Company to purchase the rights to manufacture, market, distribute and sell air abrasive and laser products in the Pacific Rim for $1,000,000.

         In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at June 30, 1997).
The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets, along with the guarantee of the Company's President. As of June 30, 1997, $250,000 was outstanding, with an additional $2,250,000 available under the borrowing base.

         The Company had a $1,000,000 note payable to Denics, with interest at 3% above the discount rate in Japan (0.5% at June 30, 1997). In June 1997, Denics agreed to extinguish the $600,000 outstanding principal plus accrued interest for a payment of $500,000.

         The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

               On July 7, 1997, the Company filed a second lawsuit against Kreativ, Inc. ("Kreativ") in the United States District Court for the Southern District of Texas. The Company is seeking injunctive relief and money damages for infringement of certain of the Company's patents, including treble damages for certain willful infringements, due to Kreativ's making, using, selling and offering for sale systems which come within the scope of the patents. The Company's pending lawsuit against Kreativ, filed in December 1996, was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.        Changes in Securities

               On March 17, 1997, in connection with the Company's 1 for 4 reverse stock split, the Company's Certificate of Incorporation was amended to reduce the number of authorized shares of Common Stock from 50,000,000 to 12,500,000 and to increase the par value of the Common Stock from $.01 to $.04.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               The Company held its Annual Meeting of Stockholders on May 5, 1997, at which time the stockholders considered and voted on the election of three directors. Each of the nominees for director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

                  Nominee                          Votes For                  Votes Against
                  -------                          ---------                  -------------
            William D. Maroney                     5,894,227                      13,188
         Bertrand R. Williams, Sr.                 5,893,574                      13,841
            Charles A. Nichols                     5,869,182                      38,233

Item 6.        Exhibits and Reports on Form 8-K:

(a)   Exhibit 3.5 -  Restated Certificate of Incorporation filed August 7, 1997
      Exhibit 10.51 - Fifth Memorandum Agreement dated as of June 12, 1997
      Exhibit 10.52 - Sixth Memorandum Agreement dated as of June 23, 1997
      Exhibit 11.1 - Statement Re: Computation of Net Income Per Share
      Exhibit 27 - Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICAN DENTAL TECHNOLOGIES, INC.



                                            By: /s/ Ben J. Gallant
                                                -------------------------------
                                                Ben J. Gallant
Dated:  August 13, 1997                         Chief Executive Officer




                                            By: /s/ Diane M. Miller
                                                -------------------------------
                                                Diane M. Miller
                                                Chief Financial Officer
                                                (Principal Financial Officer and
Dated:  August 13, 1997                         Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

3.5                                     Restated Certificate of Incorporation
                                        filed August 7, 1997

10.51                                   Fifth Memorandum Agreement dated as of
                                        June 12, 1997

10.52                                   Sixth Memorandum Agreement dated as of
                                        June 23, 1997

11.1                                    Statement Re: Computation of Net Income
                                        Per Share

27                                      Financial Data Schedule