Form 10-Q
period 1997-09-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1997-11-14
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


     (Mark One)

            /X/  Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1997.

            / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to___________ to ____________.


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


                             Yes  /X/ No  / /


Number of shares outstanding of the registrant's common stock as of November 12, 1997:

                                6,934,056 Shares

                        PART I     FINANCIAL INFORMATION


Item 1.   Financial Statements




                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                        Three Months Ended        Nine Months Ended
                                           September 30              September 30
                                        1997          1996        1997          1996
                                     ----------  ------------  -----------  -----------
Revenues                             $4,045,298    $4,046,803  $14,909,803  $14,220,805
Cost of sales                         1,918,826     2,239,963    6,519,096    8,160,367
                                     ----------  ------------  -----------  -----------
Gross profit                          2,126,472     1,806,840    8,390,707    6,060,438

Selling, general and administrative   1,802,104       961,980    6,000,224    3,613,414
Research and development                171,873        84,905      394,990      488,149
                                     ----------  ------------  -----------  -----------
Income from operations                  152,495       759,955    1,995,493    1,958,875

Other income (expense):
  Licensee transfer fee (Note 3)                                   375,000
  Royalty income                          8,869         3,492      111,308       24,039
  Interest expense                      (4,350)      (14,448)     (34,740)     (95,664)
                                     ----------  ------------  -----------  -----------
Net income                           $  157,014  $    748,999  $ 2,447,061  $ 1,887,250
                                     ==========  ============  ===========  ===========

Net income per share                 $     0.02  $       0.10  $      0.32  $      0.32
                                     ==========  ============  ===========  ===========




                            See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets





                                                  September 30    December 31
                                                      1997           1996
                                                  --------------------------
                                                  (Unaudited)
    ASSETS
    Current assets:
       Cash                                         $1,861,205   $1,832,192
       Accounts receivable:
        Trade, less allowance of $220,000
          in 1997 and $280,000 in 1996               2,122,361    2,691,242
        Related party                                  186,409      782,469
                                                  ------------  -----------
                                                     2,308,770    3,473,711

       Inventories (Note 1)                          4,887,809    3,204,806
       Prepaid expenses and other current assets       546,057      537,283
                                                  ------------  -----------
     Total current assets                            9,603,841    9,047,992

     Other receivable (Note 3)                         100,000
     Property and equipment, net (Note 1)            1,218,933    1,192,454
     Intangible assets, net (Note 1):
       Goodwill                                      8,884,300    9,400,452
       Air abrasive technology rights                  954,678    1,088,958
       Other (Note 4)                                1,217,410      217,696
                                                  ------------  -----------
                                                    11,056,388   10,707,106

     Investment in joint venture (Note 4)                           333,334
                                                  ------------  -----------
     Total assets                                  $21,979,162  $21,280,886
                                                  ============  ===========





                            See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets





                                                   September 30  December 31
                                                       1997          1996
                                                   ------------  ------------
                                                   (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Notes payable to related party (Note 4)                       $     200,000
    Note payable (Note 5)                          $    250,000         500,000
    Accounts payable                                  1,963,966       2,080,895
    Compensation and employee benefits                  137,388         237,488
    Taxes other than income                              64,098         414,027
    Other accrued liabilities                           391,926         505,807
                                                   ------------   -------------
  Total current liabilities                           2,807,378       3,938,217

  Other non-current liabilities                         135,604         177,175
  Notes payable to related party,
     less current portion (Note 4)                                      400,000

  Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     10,000,000 shares; none outstanding
   Common stock, $.04 par value, authorized
     12,500,000 shares; outstanding: 6,934,056
     shares in 1997; and 6,936,439 shares in 1996       277,365         277,457
   Additional paid-in capital                        40,397,689      40,515,943
   Accumulated deficit                             (21,537,256)    (23,984,317)
   Foreign currency translation                       (101,618)        (43,589)
                                                  -------------   -------------
  Total stockholders' equity                         19,036,180      16,765,494
                                                  -------------   -------------
  Total liabilities and stockholders' equity      $  21,979,162   $  21,280,886
                                                  =============   =============



                            See accompanying notes.

                       American Dental Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                           Nine Months Ended
                                                             September 30
                                                          1997           1996
                                                      ---------------------------
 OPERATING ACTIVITIES:
 Net income                                           $ 2,447,061     $1,887,250
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                           84,674        199,053
    Amortization                                          705,625        468,891
    Gain on disposal of fixed assets                                        (960)
    Gain on extinguishment of debt                      (100,000)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                   1,173,600        353,689
      Increase in inventories                          (1,668,418)      (166,381)
      Decrease (increase) in prepaid expenses
       and other current assets                           (6,298)         49,277
      Increase in notes receivable                      (100,000)
      Increase in prepaid foreign taxes                                  (75,000)
      Decrease in accounts payable                      (110,139)     (1,887,683)
      Decrease in compensation and employee benefits     (98,941)         (4,689)
      Decrease in taxes other than income               (349,929)       (189,282)
      Decrease in other accrued liabilities             (206,910)       (473,904)
      Decrease in other non-current liabilities          (41,571)        (25,708)
                                                      -----------    -----------
 Net cash provided by operating activities              1,728,754        134,553

 INVESTING ACTIVITIES:
  Proceeds from sale of property                                             960
  Purchases of property and equipment                   (109,823)        (38,307)
  Decrease in non-current deposits                                     1,410,267
  Cash acquired from Texas Airsonics, Inc.                               217,772
  Increase in intangible assets                        (1,054,906)      (322,215)
                                                      -----------    -----------
 Net cash provided by (used in) investing activities   (1,164,729)     1,268,477

 FINANCING ACTIVITIES:
  Payments on note payable to related parties           (500,000)       (200,000)
  Payments on note payable                              (250,000)     (1,290,000)
  Proceeds from exercise of stock options                 214,988         87,085
                                                      -----------    -----------
 Net cash used in financing activities                  (535,012)     (1,402,915)

 Increase in cash                                          29,013            115
 Cash at beginning of year                              1,832,192      1,665,718
                                                      -----------    -----------
 Cash at end of period                                $ 1,861,205    $ 1,665,833
                                                      ===========    ===========




                            See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1997  (Unaudited)

1. Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Dental Technologies, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for other quarters of 1997 or for the year ended December 31, 1997. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


 Inventories - Inventories consist of the following:

                                       September 30, 1997     December 31, 1996
                                       ------------------     -----------------
     Finished goods                       $  994,039             $1,426,776
     Work in progress                         38,429                 75,559
     Raw materials, parts and supplies     3,855,341              1,702,471
                                          ----------             ----------
                                          $4,887,809             $3,204,806
                                          ==========             ==========


Property and equipment - Accumulated depreciation aggregated $1,464,133 at September 30, 1997 and $1,641,920 at December 31, 1996.

Intangible Assets - Accumulated amortization aggregated $2,960,496 at September 30, 1997 and $2,254,871 at December 31, 1996.

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

The following unaudited pro forma summary of operations is presented as though Texas Air was acquired at the beginning of each period:

                                          Nine Months Ended
                                          September 30, 1996
                                          ------------------
                    Net sales                    $14,674,526
                    Net income                     1,632,820
                    Net income per share               $0.28

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1997  (Unaudited)


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

The Company had a $1,000,000 note payable to Denics. In June 1997, Denics agreed to extinguish the outstanding principal balance of $600,000 and the accrued interest for a payment of $500,000.

5. Line of Credit

In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at September 30, 1997). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of September 30, 1997, $250,000 was outstanding. The Company is currently renewing the revolving line of credit and management anticipates a new $1,500,000 one year revolving line of credit with terms similar to the previous line of credit.

6. Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for three and nine month periods ended September 30, 1996 and 1997 is not material. The Company does not believe the impact of Statement 128 would be material for the year ended for December 31, 1997.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     For the three month period ended September 30, 1997, the Company earned $157,014, a decrease over net income for the same period in 1996. For the nine month period ended September 30, 1997, the Company earned $2,447,061, a 30% increase over net income for the same period in 1996. The decrease in net income for the three month period ended September 30, 1997 is primarily due to increased selling, general and administrative expense due to approximately $230,000 of non-recurring costs related to laser marketing start-up costs, ISO 9001 expenses and Nasdaq National Market listing fees. In 1996, pursuant to its manufacturing agreement, Texas Air, prior to its acquisition, shared research and development, legal, and marketing expenses of approximately $570,000 and $1,220,000 during the three and nine months periods ended September 30, 1996, respectively. For the nine month period ended September 30, 1997, net income increased primarily due to the non-recurring license transfer fee recognized in June, 1997.

     For the three month period ended September 30, 1997, net sales were approximately the same as in 1996 and for the nine month period in 1997 net sales increased 5% over 1996. Net sales in the United States, primarily KCPs, during the three month period ended September 30, 1997, increased 28% compared to the same period in 1996. The increased sales in the United States were offset by significantly reduced purchases by the Company's dealer in the Japan. For the nine months ended September 30, 1997, net sales in the United States increased 80%, primarily due to an 85% increase in the volume of KCPs sold over the same period in 1996. This increase in sales in the United States was partially offset by lower sales to Europe and the Pacific Rim, related to inventory adjustments, during the nine month period ended September 30, 1997 compared to the same period in 1996.

     Operations for the nine months ended September 30, 1997 are in line with the Company's business plan and management expects that trend to continue. Although there can be no assurances, management anticipates that sales will improve for the remainder of 1997 compared to 1996, primarily from sales of KCPs in the United States and the Company should record improved income from operations for 1997. Internationally, the Company anticipates lower sales in Japan in 1997 due to dealer inventory reductions, which may be offset by increased sales in Europe and the Pacific Rim where the Company has been
actively establishing new dealers.   In June 1997, the Company received a
purchase contract from Denics Co., Ltd. for lasers aggregating $3,325,000 beginning in September 1997 through March 1999 for distribution in Japan. Additionally, during the fourth quarter of 1997, the Company restructured its European operations which the Company believes will result in annual savings of approximately $400,000 beginning in 1998. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

     Gross profit as a percentage of net sales was 53% and 56% for the three and nine months ended September 30, 1997 compared to 45% and 43% for the same periods in 1996. Gross margin improved due to the addition of manufacturing margin through the Company's acquisition of Texas Airsonics, Inc. ("Texas Air") on July 31, 1996.

     Selling, general and administrative expense increased $840,124 or 87% and $2,386,810 or 66% for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. In 1996, pursuant to its manufacturing agreement, Texas Air, prior to its acquisition, shared research and development, legal, and marketing expenses of approximately $570,000 and $1,220,000 during the three and nine month periods ended September 30, 1996, respectively. Additionally, the 1997 expense levels reflect increased commissions on sales in the United States and the addition of Texas Air selling and administrative expenses, including amortization of goodwill, resulting from the acquisition of Texas Air on July 31, 1996.

     Research and development expenses were $171,873 and $394,990 for the three and nine month periods ended September 30, 1997 compared to $84,905 and $488,149 for the same periods in 1996. The decrease for the nine months ended September 30, 1997 primarily relates to reduced personnel costs and clinical trials related to governmental approval for laser applications that were completed in 1996.

     In June 1997, the Company agreed to the transfer of the licenses for the sale of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. ("Sunrise") to Lares Co. in connection with the sale of Sunrise's dental business. The Company received a payment of $275,000 and a note receivable for $100,000, due in June 2000. The Company will also continue to receive royalties on air abrasive products and dental lasers from Lares.

Pro Forma Summary of Operations

     The following pro forma summary of operations information is presented as though Texas Air was acquired at the beginning of 1996. Pro forma net sales increased $235,277 or 2% for the nine month period ended September 30, 1997
compared to the same period in 1996.   Pro forma net income increased $814,241
or 50% and net income per share increased $0.04 or 14% for the nine month period ended September 30, 1997 compared to the same period in 1996. The changes in pro forma net income and net income per share resulted primarily from the efficiencies provided by consolidation of operations and personnel.

Liquidity and Capital Resources

     The Company's operating activities provided $1,728,754 in cash resources during the nine month period ended September 30, 1997, compared to providing $134,553 in the same period of 1996. The cash provided by operations in 1997 increased due to net income of $2,447,061, non-cash items of $609,299, primarily amortization expense, and a decrease in accounts receivable of $1,173,600. Cash provided by operations was partially offset by changes in operating assets and liabilities, primarily an increase in inventories of $1,668,418. The decrease in accounts receivable is due to lower sales in the three month period ended September 30, 1997 compared to the three months ended December 31, 1996. The Company has increased its inventory to meet anticipated demand.

     The Company has working capital of $6,796,463 at September 30, 1997 compared to working capital of $5,109,775 at December 31, 1996. The increase in working capital is 0primarily a result of an increase in inventories net of the decrease in accounts receivable for the nine months ended September 30, 1997. In June 1997, the Company and Denics Co., Ltd. ("Denics") agreed to cancel the Pacific Rim joint venture and for the Company to purchase the rights to manufacture, market, distribute and sell air abrasive and laser products in the Pacific Rim for $1,000,000, which has been recorded as an intangible asset.

     In October 1996, the Company obtained a $2,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at September 30, 1997).
The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets, along with the guarantee of the Company's President. As of September 30, 1997, $250,000 was outstanding, with an additional $2,250,000 available under the borrowing base. The Company is currently renewing the revolving line of credit and management anticipates a new $1,500,000 one year revolving line of credit with terms similar to the previous line of credit. Although there can be no assurances the Company believes that the line of credit will be renewed, failure to renew the line of credit would not have a material adverse effect on the Company's liquidity.

     The Company had a $1,000,000 note payable to Denics. In June 1997, Denics agreed to extinguish the $600,000 outstanding principal plus accrued interest for a payment of $500,000.

     The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.


                         PART II   OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K:

(a)      Exhibit 10.53    Patent License Agreement dated October 18, 1997
                          between Danville Engineering, Inc. and American
                          Dental Technologies, Inc.
         Exhibit 11.1     Statement Re: Computation of Net Income Per Share
         Exhibit 27       Financial Data Schedule


(b) There have been no reports on Form 8-K filed during the quarter ended September 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICAN DENTAL TECHNOLOGIES, INC.


                                            By: /s/ Ben J. Gallant
                                                -------------------------------
                                                Ben J. Gallant
Dated:  November 14, 1997                       Chief Executive Officer




                                            By: /s/ Diane M. Miller
                                                -------------------------------
                                                Diane M. Miller
                                                Chief Financial Officer
                                                (Principal Financial Officer and
Dated:  November 14, 1997                       Principal Accounting Officer)

                               INDEX TO EXHIBITS


         EXHIBIT NO.      DESCRIPTION
         ------- ---      -----------


         10.53         Patent License Agreement dated October 18, 1997 between
                       Danville Engineering, Inc. And American Dental
                       Technologies, Inc.
         11.1          Statement Re: Computation of Net Income Per
                       Share
         27            Financial Data Schedule