Form 10-K
period 1997-12-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 1998-03-25
CIK 874388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1997, or

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

                                 (248) 353-5300
               (Registrants telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:


  Title of Each Class                   Name of Exchange on which registered
         None                                      Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.04 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $14,600,000 as of March 10, 1998, based upon the last sales price reported on The Nasdaq National Market on that date. For purposes of this calculation only, all directors, executive officers and owners of more than five percent of registrant's common stock are assumed to be affiliates. There were 6,956,636 shares of the registrant's Common Stock issued and outstanding on March 10, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrants' Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K

                                     PART I


ITEM 1.         DESCRIPTION OF BUSINESS

INTRODUCTION

       American Dental Technologies, Inc. ("American Dental" or "Company") develops, manufactures and markets high technology dental products designed for general dentistry. American Dental's primary products are air abrasive kinetic cavity preparation systems ("KCP") and pulsed dental lasers, primarily the PulseMaster models, which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas. American Dental also develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications. American Dental, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.

In March 1997, stockholders approved a one-for-four reverse common stock split. The reverse stock split was effective on March 17, 1997 and appropriate adjustments were made to the number and price of outstanding warrants and options. Additionally, prior year financial statements have been appropriately adjusted.

PRODUCTS

KCP Cavity Preparation Systems

       American Dental currently offers several KCP models which vary in size, power and features from the KCP 5, which is a counter top model, to the deluxe KCP 1000PAC model. American Dental's KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece. The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength. It is also used for sealant preparations, stain removal and intraoral porcelain removal and repair. The KCP can often be used in place of a drill and may be used in many cases without anesthesia. The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel. The air abrasive stream is activated by a foot pedal. The KCP floor models (KCP 100 and KCP 1000) are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.

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

       American Dental also markets a Plasma Arc Curing System ("PAC") as an accessory to its KCP and as a stand alone unit. The PAC utilizes a high intensity light source to rapidly cure composite fillings. Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights. The KCP1000 PAC combines an air abrasive cavity preparation system together with a composite curing light in a single instrument. This allows dentists to efficiently switch from cavity preparation to curing.

       The KCP is sold primarily in North America, certain Asian and Pacific markets and Europe. The KCP represented approximately 76%, 67% and 49% of American Dental's total revenues in 1997, 1996 and 1995, respectively.

Nd:YAG Dental Lasers

       The PulseMaster is American Dental's primary laser product line. PulseMasters are neodymium yttrium-aluminum-garnet (Nd:YAG) lasers that deliver pulses of laser energy through a flexible fiber optic delivery system that can reach into difficult recesses of the mouth. Depending upon the model, PulseMasters can deliver a 100-microsecond energy pulse at rates varying from 10 to 200 times per second. Various models deliver a maximum of up to three, six and ten watts of average power. Each PulseMaster is contained in a movable cabinet the size of a medium suitcase, weighs approximately 85 pounds and plugs into a standard electrical outlet.

       American Dental's dental lasers, components and accessories are sold primarily in certain Asian and Pacific markets, Europe and North America. Lasers represented approximately 15%, 26% and 47% of American Dental's total revenues during 1997, 1996 and 1995, respectively.

       American Dental believes one important feature of its Nd:YAG dental laser is its ability to help reduce the pain associated with the procedures for which they are used. Additionally, because the laser is more precise than standard dental instruments, its use results in less cellular destruction. The laser minimizes bleeding during soft tissue surgery, creating a cleaner field in which to operate by eliminating time-consuming removal of blood from the operative site. The laser also reduces the risk of post-operative infection.

       American Dental's dental lasers are used for both soft tissue and hard tissue applications. Soft tissue procedures include removing excess or diseased gum tissue, contouring gums, performing biopsies, preparing gums for crown and bridge impressions, trimming the gums to fit crowns and bridges, treating gum disease and for hemostasis (control of bleeding). Hard tissue applications include removing early decay from teeth, etching, removing stains, increasing hardness of dentin, and desensitizing and anesthetizing teeth. American Dental has not received clearance from the U.S. Food & Drug Administration ("FDA") to market dental lasers in the United States for any hard tissue application, but does market these instruments in certain other countries for such purposes. See "Governmental Regulation."

Industrial Products

       American Dental also develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications. AJM has a wide range of applications, including drilling, cutting, abrading, deburring, dressing, beveling, etching, shaping and polishing. Its principal advantage over conventional machining is that the AJM process, which accomplishes its work through kinetic particle displacement (an erosion process), produces no heat, shock or vibration. This enables precise work to be done on fragile materials without deburring or further processing. Generally, the same is not true of drills, saws, laser or other types of conventional machining equipment because all of these systems rely on heat and/or friction to perform the work. These machining techniques generally require further processing and in many instances do not provide the precision available with AJM, particularly with fragile materials. AJM systems are often used to remove the slag, burrs and flash resulting from conventional machining processes. Some examples include deburring needles, beveling silicon wafers and cutting fiber optics.

     Industrial products accounted for less than 5% of American Dental's total revenues in 1997 and 1996 and 0% in 1995.

MARKETING, SALES AND TRAINING

General

       American Dental markets its dental products through independent distributors to general dental practitioners and certain other dental specialists in North America, certain Asian and Pacific markets and Europe. American Dental's products are marketed in North America through several large national and regional dental distributors, primarily Patterson Dental Company,
H. Meer Dental and Henry Schein, Inc. Distributors use their distribution networks to provide sales leads, shipping, installation and technical service support for the KCP and, beginning in 1997, the PulseMaster. American Dental and its distributors work cooperatively to develop prospects and close sales.

       Until recently, American Dental's products have been marketed in Japan and certain other Asian and Pacific markets by Denics Co. Ltd. ("Denics") or its affiliates. In mid-1997, American Dental purchased Denics' right to manufacture, market, distribute and sell the Company's products in the Pacific Rim and has begun establishing relationships with new dental distributors in certain Pacific Rim countries. Denics continues to exclusively market American Dental's products in Japan and as of December 31, 1997 has purchase commitments of approximately $2,625,000 through March 1999.

       American Dental's products are marketed in Europe through dental distribution groups in various countries. In Germany, the Company's primary European market, American Dental utilizes two major distribution groups, Dental Liga GmbH ("Dental Liga") and Orbis High Tech Dental GmbH ("OHT").

       Marketing activities, such as dental exhibitions and meetings, are typically lower in the summer months, which results in decreased revenues during the third quarter of the year.

       The loss of American Dental's relationship with any of its dental product distributors or their failure to meet purchase commitments could have a material adverse effect on American Dental's business.

       American Dental presently has several industrial product distributors. Such distributors have been and are anticipated to be the primary source of sales for American Dental's industrial products in the future. Industrial product distributors are supported by American Dental primarily through advertising in the Thomas Register and trade journals, and participation in trade shows.

       American Dental also sells some industrial products directly to customers through advertisements or customer referrals and through original equipment manufacturers of grinding equipment who purchase AJM systems to incorporate into their equipment.

INSTALLATION, TRAINING AND SERVICE

       Because American Dental's dental products represent new approaches to dentistry, installation and training are considered to be significant aspects of its marketing efforts. Shortly after any purchase, American Dental or the selling distributor install the product, verify that it is in proper working order and provide training. American Dental also encourages each purchaser to participate in ongoing continuing education regarding the use of American Dental's dental products and endeavors to share new developments as soon as reliable scientific support has been established.

       American Dental or its distributors generally provide warranty service for American Dental's products in the United States. To service its dental products, American Dental has two full-time service employees in the United States and has service arrangements with independent distributors and equipment repair companies for products in other markets. If such arrangements are unavailable, certain of American Dental's sales personnel are trained to make minor service repairs. To date, American Dental has not experienced significant service problems. Generally, the warranty for lasers is one year on the dental laser system and 60 days on the optic fiber. Generally, the warranty for a KCP or a PAC is one year. American Dental provides a limited five year warranty that a PAC will deliver full curing energy in the calibrated time of ten seconds or less.

SUPPORT OF EDUCATIONAL ACTIVITIES

       Because American Dental's dental products represent new approaches to dentistry, American Dental believes a substantial effort is required to educate dentists regarding the advantages of its technology. American Dental actively supports educational activities relating to the use of its products.

       Dr. Terry Myers, American Dental's Vice President - Research and Clinical Education, is the executive director of The Institute for Advanced Dental Technologies, formerly The Institute for Laser Dentistry (the "Institute"). Under the auspices of the Institute, Dr. Myers lectures at dental meetings and institutions throughout the world and publishes professional papers and articles. The Institute also supervises the training of clinical instructors, provides clinical instructors to lead educational programs, evaluates developments in dental technology and organizes clinical training programs. American Dental supports these programs by providing financial support to the Institute, soliciting enrollments and assisting in the preparation of course materials. Following the completion of a program, an American Dental sales representative is typically available to answer questions concerning American Dental's products.

COMPETITION

       In general, American Dental's products are subject to intense competition, both from other advanced dental technology companies and from makers of conventional dental equipment. American Dental believes there are approximately five companies which presently sell competing dental air abrasive products and several other companies have announced plans to market dental air abrasive systems. American Dental believes there are approximately eight competing companies which presently offer Nd:YAG, argon, erbium, holmium or CO2 lasers for use in dentistry. American Dental has patents in the basic technologies, both in air abrasion and lasers which the Company believes provides a competitive advantage. To the best of the Company's knowledge, American Dental's dental air abrasive and dental laser revenues exceeded those of each of these competitors for 1997.

       American Dental's KCP, PAC and PulseMaster products must also compete with conventional treatment methods using dental instruments or equipment which are generally less expensive and with which dentists are more familiar.

       Many of these competing companies, particularly those which manufacture traditional dental equipment, may have been in business longer, have greater resources and/or have a larger distribution network than American Dental. American Dental's competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products. While American Dental believes its products are competitive in terms of capabilities, quality and price, competition has, and may in the future, adversely affect American Dental's business.

PATENTS

       American Dental believes its patents provide a competitive advantage in those countries where they have been issued. American Dental believes its air abrasive technology patents and other patent rights provide a proprietary means to utilize that technology in dentistry. In the United States, American Dental has patents related to dental air abrasive systems and methods for using an air abrasive stream for dentistry that do not begin expiring until 2011, technology patents for air abrasive cavity preparation systems that do not begin expiring until 2004, dental laser method and technology patents that have expiration dates ranging from 2002 to 2016, and industrial air abrasive patents that have expiration dates ranging from 2004 to 2016. American Dental also holds several industrial air abrasive patents in various other countries.

 MANUFACTURING AND SUPPLIERS

       American Dental manufactures, assembles and services its products at its ISO 9001-certified facility in Corpus Christi, Texas. Certification under the ISO 9001 standard represents the highest level of facility certification attainable, and places the Company in a unique position among high tech dental product manufacturers. Manufacturing certification becomes a requirement for all medical products distributed or sold in Europe as of July 1, 1998.

       American Dental's products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers and/or fabricated internally at its manufacturing facility. American Dental has modern machining capability allowing it to control the production of certain non-standard parts. American Dental uses numerous suppliers for standard parts and for fabrication of certain parts. Although most of the parts and components used in its products are available from multiple sources, American Dental presently obtains several parts and components from single sources. Lack of availability of certain parts and components could result in production delays. While the loss of American Dental's relationship with a particular supplier might result in some production delays, such a loss is not expected to materially affect American Dental's business.

RESEARCH AND DEVELOPMENT

       Most research and development, prototype production, and testing activities take place at the Texas facility, although some research and development work is performed for American Dental by consultants. The Texas facility has an engineering and CAD/CAM drafting staff and is expected to manufacture American Dental's prototype requirements. Although American Dental expects to continue to conduct most of its own research and development activities, American Dental will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complementary products.

       American Dental's research and development expenditures for 1997, 1996 and 1995 were $641,984, $668,796 and $784,319, respectively. American Dental's current research and development efforts are focused on new and expanded applications for the laser and KCP in dentistry, enhanced laser technology and complementary products for the dental market.

GOVERNMENTAL REGULATION

       American Dental's dental products are subject to significant governmental regulation in the United States and certain other countries. In order to conduct clinical tests and to market products for therapeutic use, American Dental must comply with procedures and standards established by the United States Food and Drug Administratin ("FDA") and comparable state and foreign regulatory agencies. Changes in existing regulations or adoption of additional regulations may adversely affect American Dental's ability to market its existing products or to market enhanced or new dental products.

United States Regulatory Requirements

       The FDA granted clearance to market the KCP for hard-tissue applications and the PulseMaster dental lasers for soft-tissue procedures in late 1992. Clearance to market the PAC was granted by the FDA in mid-1995. The PulseMaster received FDA clearance to market for laser curettage in March 1997 and a diode laser was granted soft tissue clearance in September 1997. Additionally, the Company has a pending application to market the PulseMaster for hard tissue applications. The receipt of FDA clearance requires proof of the product's safety and efficacy or that the product is substantially equivalent to products which have already received FDA clearance. Such clearance may take from six months to several years to receive.

Foreign Regulatory Requirements

       The KCP and PulseMasters have been granted Germany's TuV and MedGv approvals, which are recognized by most European countries, and may be sold in Germany and many other European markets. In the latter part of 1996, approval to market the KCP in Japan was obtained. American Dental's dental lasers comply with government regulations in most major countries in Europe, Asia, the Pacific Rim, and North and South America and are marketed for both hard and soft tissue applications, except in Japan, where (as in the United States) they have not been cleared for hard-tissue procedures. Additional foreign authorizations to market its dental products are being sought where needed. In some of American Dental's markets, approvals are not difficult to obtain and in others, no approval is required. Regulation of medical devices in other countries varies between countries such as Japan, which has standards similar to the FDA, to countries which have no regulations. Regulation of medical devices in other countries is also subject to change and there can be no assurance American Dental will continue to be able to comply with such requirements.

       European regulations will require ISO 9001 certification as of July 1998 for all medical products distributed or sold in Europe. American Dental's manufacturing facility received ISO 9001 certification in 1997.

PRODUCT LIABILITY EXPOSURE

       American Dental's business involves the inherent risk of product liability claims. If such claims arise, they could have an adverse effect on American Dental. American Dental currently maintains product liability insurance on a "claims made" basis with coverage per occurrence and in the aggregate annually of $2,000,000. There is no assurance that such coverage will be sufficient to protect American Dental from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

FOREIGN OPERATIONS -

       See "American Dental Technologies, Inc. Notes to Financial Statements,
Note 8." Employees

       On March 1, 1998, American Dental had 86 full-time employees and 6 part-time employees. Of these employees, 22 were engaged in direct sales and marketing activities and 52 in manufacturing activities. The remaining employees are in finance, administration, customer service, and research and development. American Dental has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information concerning each of the current executive officers of American Dental who are elected to serve at the discretion of the Board of Directors.


                  Name                      Age        Position
                  ------------------------------------------------------------------------------------
                  Ben J. Gallant            64         President, Chief Executive Officer and Director
                  Diane M. Miller           36         Chief Financial Officer
                  John E. Vickers           51         Sr. Vice President - Operations and Director
                  Terry D. Myers            50         Vice President - Research & Clinical
                  William S. Parker         52         Vice President - Marketing & Sales
                  William D. Myers          56         Chairman of the Board of Directors

Ben J. Gallant - Mr. Gallant was appointed President of American Dental in September 1996 and Chief Executive Officer in November 1996. He became a director in July 1996. Mr. Gallant was a founder of Texas Airsonics, Inc. ("Texas Air"), which was acquired by American Dental on July 31, 1996, served as a director and chairman of the board since that company's inception in 1982, and became its president and chief executive officer in 1991.

Diane M. Miller -- Ms. Miller is a certified public accountant and was appointed Chief Financial Officer in December 1993. She had been the Controller of American Dental since March 1992. Prior to joining American Dental, Ms. Miller spent eight years with the accounting firm of Ernst & Young, most recently as an audit manager.

John E. Vickers III - Mr. Vickers was appointed Senior Vice President - Operations in November 1996 and became a director in July 1996. Mr. Vickers had served as Texas Air's chief financial officer and legal counsel since June 1993 and had various operating responsibilities with Texas Air. From December 1991 until September 1994, Mr. Vickers was of counsel to the law firm of Novak, Vickers and Burt. Mr. Vickers had been engaged in the practice of law for 25 years.

Terry D. Myers, D.D.S. -- Dr. Myers became Vice President - Research and Clinical in January 1998. Dr. Myers has been a dentist for more than 20 years. He is one of the founders of American Dental and a co-inventor of the Company's first dental laser. Dr. Myers had been Senior Vice President - Dental Division since November 1996 and from November 1993 until November 1996, Dr. Myers was Director of Education and Training. He has been the executive director of The Institute for Advanced Dental Technologies since it was founded in 1990. He is the brother of William D. Myers, American Dental's Chairman of the Board.


William S. Parker - Mr. Parker was appointed Vice President - Marketing and Sales in November 1996. Mr. Parker had been New Product Manager for American Dental since joining the Company in June 1991.

William D. Myers, M.D. - Dr. Myers is one of the founders of American Dental and a co-inventor of the Company's first dental laser. He has been Chairman of the Board of American Dental since January 1990. Dr. Myers has been a practicing ophthalmologist for more than 20 years and is the founder and director of the Michigan Eyecare Institute. Dr. William Myers and Dr. Terry Myers are brothers.

ITEM 2.           DESCRIPTION OF PROPERTIES

       American Dental currently leases approximately 5,000 square feet for its principal executive offices located at 28411 Northwestern Highway, Suite 1100, Southfield, Michigan 48034. In April 1998, the Company will be relocating to its recently acquired 12,000 square foot office building at 18860 W. Ten Mile Rd., Southfield, Michigan 48075.

       American Dental owns an approximately 25,000 square foot manufacturing facility located at 5555 Bear Lane, Corpus Christi, Texas 78405.


ITEM 3.          LEGAL PROCEEDINGS

       On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. American Dental is seeking injunctive relief and money damages because of the wrongful activities of Kreativ and those individuals, including without limitation: for disparagement of American Dental's business reputation and KCP products; false advertising; unfair and deceptive business practices and trade defamation. In January 1997, the federal court awarded American Dental a preliminary injunction ordering Kreativ and the two individuals to stop making certain patently false statements which misrepresent the ability of American Dental's KCP to perform several classes of cavity preparation. The court also ordered Kreativ to print a retraction. American Dental intends to vigorously pursue this litigation. Discovery is incomplete and American Dental is unable to estimate the amount of potential gain that may result, if any.

       On July 7, 1997, the Company filed a second lawsuit against Kreativ in the United States District Court for the Southern District of Texas. The Company is seeking injunctive relief and money damages for infringement of certain of the Company's patents, including treble damages for certain willful infringements, due to Kreativ's making, using, selling and offering for sale systems which come within the scope of the patents.


ITEM 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS

       American Dental's common stock is traded on The Nasdaq National Market (Symbol: ADLI). The following table sets forth certain information as to the high and low sales prices per share of American Dental common stock as reported by Nasdaq for each quarterly period during the last two fiscal years.

                                             Closing Price
                                         High               Low
                                       --------------------------
         1996
         First Quarter                   $ 8.25             $5.50
         Second Quarter                   10.25              5.50
         Third Quarter                    14.75              7.00
         Fourth Quarter                    9.00              5.50

         1997
         First Quarter                   $12.000            $4.750
         Second Quarter                    7.750             4.625
         Third Quarter                    10.375             4.5625
         Fourth Quarter                    8.375             4.500


        The records of the transfer agent reflect that as of March 23, 1998, there were approximately 300 registered beneficial and record holders of American Dental common stock.

       The American Dental Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors considered relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL INFORMATION


       The following selected financial data, as of and for each of the five years ended December 31, is derived from the audited financial statements of American Dental. Operating results for prior years are not necessarily indicative of the results that may be expected for any other periods. The data should be read in conjunction with the financial statements and related notes included in this report and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                           (in thousands, except per share amounts)

                            1997             1996          1995             1994          1993
                         --------------------------------------------------------------------------
Operating Data:
Net sales                   $ 21,447      $ 20,474      $ 13,325        $ 11,163       $ 10,681
Net income (loss)              3,621         5,628(1)     (1,274)         (4,181)        (6,802)(2)

Net income (loss)
   per common share
   assuming dilution        $    .47      $    .90      $   (.34)       $  (1.28)      $  (3.29)

Weighted average number
   of common shares            7,640(6)      6,284(6)      3,836(7)        3,291(8)       2,067

Balance Sheet Data:
Total assets                $ 22,530      $ 21,280(3)   $ 12,984        $ 11,137
Long-term obligations            135           577         3,664           4,030          3,413
Stockholders' equity (5)      20,257        16,809(6)      1,832(7)        2,190(8)       3,661(9)
Working capital (deficit)      8,290         5,153        (1,437)(10)         12           (320)

-----------------


     (1) Includes $2,700,000 related party royalty income and a $560,000 restructuring expense.

     (2)  Includes $2,000,000 litigation settlement expense.

     (3) Includes goodwill of $6,124,999 and other assets of $2,447,330 recorded in connection with the acquisition of Texas Airsonics, Inc. on July 31, 1996.

     (4) Includes goodwill of $4,224,461 and other assets of $628,720 recorded in connection with the acquisition of Incisive Technologies, Inc. on December 30, 1993.

     (5)  No  dividends  were  paid  on the  common  stock  during  the  periods
          presented.   However,   $41,453  in  accrued  dividends  on  Series  A
          convertible preferred stock has been recorded.

     (6) Includes 2,857,443 shares of common stock issued in connection with the acquisition of Texas Airsonics, Inc.

     (7) Includes 222,222 shares of restricted common stock issued in a private placement.

     (8) Includes 749,750 shares of restricted common stock issued in a private placement.

     (9) Includes 383,748 shares of common stock issued in connection with the acquisition of Incisive Technologies, Inc., the sale of $2,000,000 of Series A preferred stock, and the conversion of $1,117,179 of notes payable to related parties into 359,220 shares of common stock.

     (10) Includes $1,500,000 current note payable, proceeds of which were utilized for a $1,410,000 non-current deposit related to litigation.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Business Combination

         On July 31, 1996, the Company acquired 100% of the outstanding stock of Texas Airsonics, Inc. ("Texas Air") in exchange for 2,857,443 shares of common stock and warrants to purchase 1,749,228 additional shares of common stock at $5.6416 per share for a period commencing August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total value of common stock and warrants issued ($8,572,329) has been allocated to the acquired identifiable assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess consideration of $6,124,999 has been accounted for as goodwill and will be amortized over a fifteen year period.

Results of Operations

         For the year ended December 31, 1997, the Company earned $3,621,770 compared to net income of $5,628,786 for 1996. The decrease in net income is primarily due to the recognition of non-recurring royalty income of $2,700,000 in 1996. Income from operations for 1997 was $3,095,094 compared to $3,004,096 in 1996. The increase in income from operations is primarily due to increased gross profit, resulting from the acquisition of Texas Airsonics, Inc. ("Texas Air") in July 1996. The increased gross profit was offset by increased selling, general and administrative expenses, primarily due to research and development, legal, and marketing expenses of $1,220,000 shared with Texas Air prior to its acquisition in 1996.

         For the year ended December 31, 1996, the Company earned $5,628,786 compared to a loss of $1,274,166 for the same period in 1995. The increase in net income in 1996 was primarily due to increased sales and recognition of non-recurring royalty income of $2,700,000.

         For the year ended December 31, 1997, the Company's net sales increased 5% compared to 1996. Net sales in 1996 increased 54% compared to 1995.

         Net sales in North America, primarily KCPs, during 1997 increased 49%, primarily due to a 63% increase in the volume of KCPs sold, compared to 1996. Increased sales in North America during 1997 were offset by significantly reduced purchases by the Company's dealers in Japan and Europe, related to inventory adjustments and poor economic conditions, compared to 1996. The Company's laser product sales volumes for 1997 decreased 32% in 1997 compared to 1996. The decrease in laser volume is due to significantly reduced purchases by the Company's dealers in Japan and Europe as those dealers reduced existing inventories. Laser sales in North America have increased in 1997 due to increased new laser marketing and educational programs resulting from additional FDA clearances received in April 1997.

         The sales increase in 1996 compared to 1995 is due primarily to an increase of approximately 89% in the volume of KCPs sold, including a 298% increase in North America, due to increased market acceptance. This increase was partially offset by lower sales in Germany, due primarily to unfavorable changes in the German health care reimbursement system and dealers reducing inventory levels. The Company's laser product sales volumes for 1996 were approximately the same as in 1995. The effects of the increased KCP volume on net sales in 1996 were partially offset by a 9% decrease in the average price of lasers sold.

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

         Management anticipates that sales will continue to improve in 1998 compared to 1997, primarily from sales of KCPs in North America. Internationally, the Company anticipates improved sales in 1998 in Europe and Japan. Further, the Company recently established a direct sales force in Germany and has a purchase contract from Denics Co., Ltd. for lasers aggregating $3,200,000 through March 1999 for distribution in Japan. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

         Gross profit as a percentage of net sales was 56% for the year ended December 31, 1997, compared to 49% in 1996 and 47% in 1995. The increases are attributable to the July 1996 acquisition of Texas Air, the manufacturer of the Company's KCP product line. This acquisition increased the gross margins on KCP products due to the addition of the manufacturing margin after the acquisition date.

         Selling, general and administrative expenses were $8,338,921 in 1997, $5,786,296 in 1996 and $6,957,844 in 1995. The increase in 1997 is attributable to the Company's manufacturing agreement with Texas Air, prior to its acquisition, to share research and development, legal, and marketing expenses of $1,220,000. Additionally, the 1997 expense levels reflect increased commissions on sales in North America, the addition of Texas Air's selling and administrative expenses, and the amortization of goodwill resulting from the acquisition of Texas Air. The 17% decline in 1996 compared to 1995 is due to the cost sharing with Texas Air of $1,220,000, previously discussed, and the reduction of legal expenses and the reversal of a contingency reserve of approximately $1,300,000, primarily due to settlement of litigation.

         As part of its efforts to consolidate management and manufacturing operations after the acquisition of Texas Air in July 1996, the Company incurred $560,000 in restructuring expenses related to the employment termination of the Company's previous chief executive officer and the severance of approximately ten employees resulting from the relocation of the California laser manufacturing operations to the Texas facility. Approximately $100,000 and $250,000 of the restructuring costs were paid in 1996 and 1997, respectively. The Company expects the remainder to be paid in 1998.

         Research and development expenses were $641,984 in 1997, $668,796 in 1996 and $784,319 in 1995. The decrease in research and development in 1997 is primarily due to reduced personnel costs and the completion of clinical trials related to governmental approval for laser applications in 1996. Additionally, the decrease in 1996 compared to 1995 primarily relates to a sharing of these expenses with Texas Air prior to the acquisition of Texas Air in July 1996. The Company continues to support clinical research and training in various areas of laser and air abrasive dentistry.

         In June 1997, the Company agreed to the transfer of the licenses for the sales of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. ("Sunrise") to Lares Co. ("Lares") in connection with the sale of Sunrise's dental business to Lares. The Company received in consideration for this transfer a payment of $275,000 and a note receivable for $100,000, due in June 2000 in consideration for this transfer. The Company will also continue to receive royalties on air abrasive and dental lasers from Lares.

         On June 10, 1993, the Company had agreed with Denics to form a joint venture to distribute dental products in certain Asian and Pacific markets. The agreement, as amended, also granted Denics territorial manufacturing rights for all dental laser and air abrasive products owned by the Company, in Japan. In consideration, Denics provided the Company a $3,000,000 non-refundable prepaid royalty deposit for future air abrasive products manufactured in Japan. Formation of the joint venture was delayed and a revised joint venture agreement was signed in the fourth quarter of 1996. Denics acknowledged that the Company had fully performed all its obligations under the original agreements and that the Company had earned the prepaid royalty. Accordingly, as of December 31, 1996, the Company recognized $2,700,000, net of foreign taxes, of related party royalty income.

         Denics manufactured dental lasers in 1995, and pursuant to agreements, the Company earned royalties on those units sold in Japan and certain Asian and Pacific markets. Related party royalty income was $261,000 for 1995. There was no similar related party royalty income in 1996 or 1997 because Denics purchased products directly from the Company rather than manufacturing them. Management expects that during 1998 Denics will continue to purchase products directly from the Company for Japan rather than manufacturing them and there will be no related party royalty income.

Liquidity and Capital Resources

         The Company's operating activities provided $1,699,367 in cash resources in 1997 compared to $203,709 provided in 1996. The cash provided by operations in 1997 was due to income of $3,621,770 resulting primarily from higher United States KCP sales and $1,112,177 related to non-cash depreciation and amortization expense. Cash provided by operations was reduced primarily by changes in operating assets and liabilities, including an increase in inventory of $905,068, an increase in notes receivable of $600,000, a decrease in accounts payable of $754,470, a decrease in taxes other than income of $405,598 and a decrease in other accrued liabilities of $289,152.

         The Company's investing activities used $1,214,357 in cash resources in 1997 as compared to $863,180 provided by cash resources in 1996. The cash used by operations in 1997 was due to an increase in intangible assets of $1,087,639. The increase in intangible assets primarily related to the purchase of Denics' right to manufacture, market, distribute and sell the Company's products in the Pacific Rim other than Japan.

         The Company has working capital of $8,789,695 at December 31, 1997 compared to working capital of $5,109,776 at December 31, 1996. The increase in working capital is primarily a result of net income of $3,621,770.

       In October 1997, the Company replaced its $2,500,000 line of credit with a $1,500,000 one year revolving line of credit from a bank, with interest at prime (8.50% at December 31, 1997). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of December 31, 1997, $250,000 was outstanding under the line of credit and $1,250,000 remained available under the borrowing base.

       At December 31, 1997, the Company had a deferred tax asset of $6,828,000, including $5,792,000 of net operating loss carryforwards ("NOLs") and a valuation allowance of $6,738,000. The NOLs expire in various amounts in 2006 through 2010. The NOLs and temporary differences are both available to offset future taxable income.

       The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

Year 2000 Issue

       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has determined that it will be required to upgrade or replace its software so its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with upgrades of existing software or conversions to new software, the Year 2000 Issue will be mitigated.

       The Company plans to complete the Year 2000 modifications in 1998. The costs associated with the modifications or replacements of software are expected to be immaterial and will be funded through operating cash flow. The Company has initiated communications with significant suppliers and customers to determine their plans to address the Year 2000 issue and believes it would not have a material adverse effect on the Company. Additionally, the Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.


ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





Financial Statements




                         Report of Independent Auditors



Stockholders and Board of Directors
American Dental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Dental Technologies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Dental Technologies, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.





                                                Ernst & Young LLP

Detroit, Michigan
February 28, 1998

                       American Dental Technologies, Inc.
                      Consolidated Statements of Operations




                                                       Year Ended December 31
                                                 1997              1996             1995
                                        ------------------------------------------------

Net sales
   Trade                                      $ 19,386,836      $15,375,663       $ 9,653,536
   Related party (Note 3)                        2,060,505        5,099,313         3,672,000
                                              ------------      -----------       -----------
                                                21,447,341       20,474,976        13,325,536
Cost of sales:
   Trade                                         9,371,342        9,329,352         3,686,930
   Related party (Note 2)                                         1,126,436         3,352,000
                                              ------------      -----------       -----------
                                                 9,371,342       10,455,788         7,038,930
                                              ------------      -----------       -----------
Gross profit                                    12,075,999       10,019,188         6,286,606

Selling, general and administrative              8,338,921        5,786,296         6,957,844
Restructuring expense (Note 2)                         ---          560,000               ---
Research and development                           641,984          668,796           784,319
                                              ------------      -----------       -----------
Income (loss) from operations                    3,095,094        3,004,096        (1,455,557)
Other income (expense)
   License transfer fee (Note 6)                   375,000              ---               ---
   Royalty income:
     Related party (Note 3)                            ---        2,700,000           261,000
     Other                                         204,533           35,246            30,806
   Interest expense                                (52,857)        (110,556)         (110,415)
                                              ------------      -----------       -----------
Net income (loss)                             $  3,621,770      $ 5,628,786       $(1,274,166)
                                              ============      ===========       ===========

Net income (loss) per share                      $  0.52           $  1.08          $ (0.34)
                                                 =======           =======          ========

Net income (loss) per share
   assuming dilution                             $  0.47           $  0.90          $ (0.34)
                                                 =======           =======          ========




                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets




                                                                                December 31
                                                                           1997              1996
                                                                       --------------------------
         ASSETS
         Current assets:
           Cash                                                        $ 1,831,683      $ 1,832,192
           Accounts receivable:
              Trade, less allowance of $250,000
                in 1997 and $280,000 in 1996                             3,129,352        2,691,242
              Related parties (Note 3)                                     223,150          782,469
                                                                       -----------      -----------
                                                                         3,352,502        3,473,711

           Inventories (Note 1)                                          4,128,905        3,204,806
           Prepaid expenses and other current assets                       614,084          537,283
           Note receivables-related party (Note 3)                         500,000              ---
                                                                       -----------       ----------
         Total current assets                                           10,427,174        9,047,992


         Property and equipment, net (Note 1)                            1,199,130        1,192,454
         Intangible assets, net (Notes 1,2 and 3):
           Goodwill                                                      8,712,250        9,400,452
           Air abrasive technology rights                                  909,918        1,088,958
           Other                                                         1,181,835          217,696
                                                                       -----------      -----------
                                                                        10,804,003       10,707,106
         Other receivable (Note 6)                                         100,000              ---
         Investment in joint venture (Note 3)                                  ---          333,334
                                                                       -----------      -----------
         Total assets                                                  $22,530,307      $21,280,886
                                                                       ===========      ===========




                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets


                                                                                December 31
                                                                           1997              1996
                                                                       --------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Notes payable to related parties (Note 3)                   $       ---      $   200,000
           Note payable (Note 4)                                           250,000          500,000
           Accounts payable                                              1,316,986        2,080,895
           Compensation and employee benefits                              247,025          237,488
           Taxes other than income                                           8,429          414,027
           Other accrued liabilities                                       315,039          505,806
                                                                       -----------      -----------
         Total current liabilities                                       2,137,479        3,938,216


         Other non-current liabilities (Note 4)                            135,392          177,175
         Notes payable to related party,
              less current portion (Note 3)                                    ---          400,000

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 6,948,011
              shares in 1997; and 6,936,439 shares in 1996                 277,923          277,457
           Additional paid-in capital                                   40,446,624       40,515,943
           Accumulated deficit                                         (20,362,547)     (23,984,317)
           Foreign currency translation                                   (104,564)         (43,588)
                                                                       -----------      -----------
         Total stockholders' equity                                     20,257,436       16,765,495
                                                                       -----------      -----------
         Total liabilities and stockholders' equity                    $22,530,307      $21,280,886
                                                                       ===========      ===========



                             See accompanying notes.

                       American Dental Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                           Years ended December 31
                                                                 1997            1996               1995
                                                           --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                              $3,621,770       $5,628,786       $(1,274,166)
   Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
     Depreciation                                                 121,435          542,686           411,886
     Amortization                                                 990,742          728,199           471,822
     Other non-cash gains                                        (100,000)          (1,335)          (11,833)
     Stock issued for services                                        ---              ---            16,500
     Advances from Texas Airsonics, Inc. prior
       to acquisition                                                 ---          399,474               ---
   Changes in operating assets and liabilities:
     Accounts receivable                                          124,343       (1,373,980)          284,173
     Inventories                                                 (905,068)        (239,740)         (486,081)
     Prepaid expenses and other current assets                    (74,098)         216,276           (62,869)
     Notes and other receivables                                 (600,000)             ---               ---
     Prepaid foreign taxes                                            ---          225,000          (225,000)
     Accounts payable                                            (754,470)      (2,128,263)          754,955
     Compensation and employee benefits                            11,243         (109,180)          170,796
     Taxes other than income                                     (405,598)        (193,150)         (194,217)
     Other accrued liabilities                                   (289,152)        (636,246)          339,264
     Other non-current liabilities                                (41,780)         145,182           (70,975)
     Deferred royalty income                                          ---       (3,000,000)             ---
                                                               ----------       ----------       -----------
Net cash provided by operating activities                       1,699,367          203,709           124,255

INVESTING ACTIVITIES
Proceeds from sale of equipment                                       ---            1,335            31,644
Purchases of equipment                                           (126,718)        (399,123)          (24,173)
Increase in intangible assets                                  (1,087,639)        (367,071)              ---
Cash obtained upon merger                                             ---          217,772               ---
Decrease (increase) in non-current deposits
   (Note 2)                                                           ---        1,410,267        (1,410,267)
                                                               ----------       ----------       -----------
Net cash (used in) providing by investing activities           (1,214,357)         863,180        (1,402,796)

FINANCING ACTIVITIES
Payments on note payable to related party                        (500,000)        (200,000)         (200,000)
Payments on note payable                                         (250,000)      (1,290,000)              ---
Proceeds from note payable                                            ---          500,000               ---
Proceeds from notes payable to related party                          ---              ---         1,500,000
Proceeds from sale of common stock                                    ---              ---           800,000
Proceeds from exercise of stock options                           264,481           89,585             5,000
                                                               ----------       ----------       -----------
Net cash (used in ) provided by financing activities             (485,519)        (900,415)        2,105,000
                                                               ----------       ----------       -----------
(Decrease) increase in cash                                          (509)         166,474           826,459

Cash at beginning of year                                       1,832,192        1,665,718           839,259
                                                               ----------       ----------       -----------
Cash at end of year                                            $1,831,683       $1,832,192       $ 1,665,718
                                                               ==========       ==========       ===========



                             See accompanying notes.

                        American Dental Technologies, Inc
                 Consolidated Statements of Stockholders' Equity




                                         Common Stock            Additional                      Foreign
                                   --------------------------     Paid-In       Accumulated      Currency
                                      Shares       Amount        Capital          Deficit       Translation       Total
                                   ---------------------------------------------------------------------------------------
Balance at January 1, 1995         3,605,191      $144,210     $ 30,385,565   $(28,338,937)       $(24,483)     $2,166,355
   Net loss for 1995                                                            (1,274,166)                     (1,274,166)
   Issuance of common stock for
     intellectual property rights    100,000         4,000           90,300                                         94,300
   Issuance of common stock
     (Note 5)                        226,936         9,077          807,423                                        816,500
   Exercise of stock options           2,500           100            4,900                                          5,000
                                   ---------------------------------------------------------------------------------------
Balance at December 31, 1995       3,934,627       157,387      31,288,188     (29,613,103)        (24,483)      1,807,989
   Net income for 1996                                                           5,628,786                       5,628,786
   Foreign currency translation                                                                    (19,105)        (19,105)
   Exercise of stock options          25,560         1,023          88,562                                          89,585
   Issuance of common stock for
     intellectual property rights     26,230         1,049          88,651                                          89,700
   Issuance of common stock for
     property (Note 3)                38,945         1,558         261,319                                         262,877
   Issuance of common stock for
     Texas Airsonics, Inc.
     (Note 2)                      2,857,443       114,298       8,458,031                                       8,572,329
   Issuance of common stock for
     investment in joint venture
     (Note 3)                         53,548         2,142         331,192                                         333,334
                                   ---------------------------------------------------------------------------------------
Balance at December 31, 1996       6,936,353       277,457      40,515,943     (23,984,317)        (43,588)     16,765,495
   Net income for 1997                                                           3,621,770                       3,621,770
   Foreign currency translation                                                                    (60,976)        (60,976)
   Exercise of stock options          65,205         2,608         261,872                                         264,480
   Redemption of stock in
    cancellation of joint venture
    (Note 3)                         (53,547)       (2,142)       (331,191)                                       (333,333)
                                   ---------------------------------------------------------------------------------------
Balance at December 31, 1997       6,948,011      $277,923     $40,446,624    $(20,362,547)      $(104,564)    $20,257,436
                                   =======================================================================================



                             See accompanying notes.

                   Notes to Consolidated Financial Statements
                                December 31, 1997

1.     Organization and Significant Accounting Policies

Principles of Consolidation

American Dental Technologies, Inc. (the "Company") develops, manufactures, markets and sells high technology products for dentistry. The consolidated financial statements include the accounts and operations of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

Inventories

Inventories are stated at the lower of cost, determined generally by the first-in first-out method, or market. At December 31, inventories consisted of the following:

                                                                 1997           1996
                                                           -------------------------

                Finished goods                              $   920,919       $1,426,776
                Work in process                                  10,633           75,559
                Raw materials, parts and supplies             3,197,353        1,702,471
                                                            -----------       ----------
                                                            $ 4,128,905       $3,204,806
                                                            ===========       ==========

Inventories at December 31, 1997 and 1996 are net of valuation allowances of $715,000 and $395,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years. At December 31, property and equipment consisted of the following:

                                                                1997            1996
                                                            ------------------------

                  Building and improvements                 $   745,266      $   718,250
                  Office furniture and equipment              1,953,969        2,116,124
                                                             ----------      -----------
                                                              2,699,235        2,834,374
                  Accumulated depreciation                   (1,500,105)      (1,641,920)
                                                             ----------      -----------
                                                            $ 1,199,130      $ 1,192,454
                                                            ===========      ===========

Intangible Assets

Intangible assets consist of goodwill, air abrasive technology rights, patents, distribution rights and organization costs and are stated at cost less accumulated amortization. The Company is amortizing goodwill over 15 years, air abrasive technology rights over 10 years and other intangible assets over lives ranging from 10 to 17 years. Accumulated amortization was $3,126,303 and $2,254,871 at December 31, 1997 and 1996, respectively.

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

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

                   Notes to Consolidated Financial Statements
                                December 31, 1997

1.     Organization and Significant Accounting Policies (continued)


Earnings Per Share (continued)

The following table sets forth the computation for basic and diluted earnings per share:


                                                                 1997           1996           1995
Numerator:
  Net income (loss)                                         $3,621,770       $5,628,786        $(1,274,166)
                                                            ----------       ----------        -----------
Numerator for basic and diluted earnings per share -
  income (loss) available to common
  stockholders after assumed conversions                    $3,621,770       $5,628,786        $(1,274,166)

Denominator:
  Denominator for basic earnings per share -
   weighted-average shares                                   6,933,740        5,193,192          3,794,638

Effect of dilutive securities:
  Employee stock options                                       138,409          181,468                 --
  Warrants                                                     568,231          909,720                 --
                                                            ----------       ----------        -----------
Dilutive potential common shares
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                            7,640,460        6,284,380          3,794,638
                                                            ==========       ==========        ===========

Basic earnings per share                                         $0.52            $1.08             $(0.34)
                                                            ==========       ==========        ===========

Diluted earnings per share                                       $0.47            $0.90             $(0.34)
                                                            ==========       ==========        ===========

Translation of non-U.S. currency amounts

For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated to U.S. dollars at the current exchange rates at the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

Effect of Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Beginning in 1998, the Company will provide the information relating to comprehensive income to conform to the requirements.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Advertising

The Company expenses advertising costs as incurred. Advertising expense approximated $1,042,000, $530,000 and $338,200 in 1997, 1996 and 1995,
respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The fair value of the Company's cash, accounts receivable, note receivable, accounts payable and note payable to the bank approximates their carrying value due to their short term nature.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1997.

2.     Texas Airsonics, Inc. Acquisition

On July 31, 1996, the Company acquired 100% of the outstanding stock of Texas Airsonics, Inc. ("Texas Air") in exchange for 2,857,443 shares of the Company's common stock and warrants to purchase 1,749,228 additional shares of common stock at $5.6416 per share for a period commencing August 1, 1997 and ending July 31, 1999.

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


                                                          Year Ended
                                                      December 31, 1996
                                                      -----------------
                  Revenues                               $20,928,697
                  Net income                               5,425,507
                  Net income per share
                     assuming dilution                      $.68

                   Notes to Consolidated Financial Statements
                                December 31, 1997


2.     Texas Airsonics, Inc. Acquisition (continued)

The Company's purchases of KCP units and related parts from Texas Air were approximately $3,650,000 for the seven months ended July 31, 1996 and $3,663,000 for the year ended December 31, 1995. Texas Air shared research and development, legal, and marketing costs of $1,220,000 through July 31, 1996 and $895,000 in 1995.

As part of its efforts to consolidate management and manufacturing operations after the acquisition of Texas Air in July 1996, the Company incurred $560,000 in restructuring expenses related to the employment termination of the Company's previous chief executive officer and the severance of approximately ten employees resulting from the relocation of the California laser manufacturing operations to the Texas facility. Approximately $250,000 and $100,000 of the restructuring costs were paid in 1997 and 1996, respectively. The Company expects to pay the remaining $210,000 of these costs in 1998.

3.     Agreements with Related Parties

Denics Co., Ltd.

In June 1997, the Company entered into an agreement to cancel its joint venture agreement with Denics Co., Ltd. ("Denics") to manufacture, market, distribute and sell dental air abrasive and laser products in the Pacific Rim territory (excluding Japan) and to acquire Denics' rights in the joint venture for $1,000,000, which has been recorded as an intangible asset and amortized over a 10-year period. Upon cancellation of the joint venture agreement, Denics returned 53,547 shares of the Company's common stock. Denics also agreed not to compete for a period of ten years in the Pacific Rim territory. On June 10, 1993, the Company had agreed with Denics, to form a joint venture to distribute dental products in certain Asian and Pacific markets. The agreement, as amended, also granted Denics territorial manufacturing rights for all dental laser and air abrasive products owned by the Company, in Japan. In consideration, Denics provided the Company a $3,000,000 non-refundable prepaid royalty deposit for future air abrasive products manufactured in Japan. Formation of the joint venture was delayed and a revised joint venture agreement was signed in the fourth quarter of 1996. Denics acknowledged that the Company had fully performed all its obligations under the original agreements and that the Company had earned the prepaid royalty. Accordingly, as of December 31, 1996, the Company recognized $2,700,000, net of foreign taxes, of related party royalty income.

The Company had a $1,000,000 note payable to Denics. In June 1997, Denics agreed to extinguish the outstanding principal balance of $600,000 and the accrued interest for a payment of $500,000.

Denics manufactured dental lasers in 1995, and pursuant to agreements, the Company earned royalties on those units sold in Japan and certain Asian and Pacific markets. Related party royalty income was $261,000 for 1995. There was no similar related party royalty income in 1996 or 1997. Sales of lasers and KCPs to Denics were $2,060,505, $5,099,313 and $3,672,000 in 1997, 1996 and
1995, respectively.

The Company had accounts receivable of $223,150 and $782,469 from Denics at December 31, 1997 and 1996, respectively.

In February 1998, the Company agreed to convert $500,000 of outstanding accounts receivable from Denics to a note receivable, with interest payable at 10.5% due in September 1998.

Other

On April 15, 1996, the Company acquired an ophthalmic excimer laser from a principal shareholder and director. The laser was placed in a surgical center to perform photo-refractive keratotomy (PRK). The purchase price of the laser was approximately $525,800, which was to be paid in two installments of restricted common stock together with a warrant to purchase an equal number of shares of common stock at market value, exercisable until April 1999. The first $262,900 installment of 38,945 shares, together with a warrant to acquire 38,945 shares at an exercise price of $6.75 per share was made on April 15, 1996. The second installment was due in April 1997, however, the Company determined that this venture would not meet its anticipated performance. The second installment of restricted common stock and warrants was canceled and the laser was returned in 1997 pursuant to the terms of the purchase agreement. The Company recorded an impairment expense of approximately $175,000 on the disposal of this asset included in depreciation expense in 1996.

The Company obtained consulting and research services from related parties and paid approximately $159,200, $190,000 and $260,800 in 1997, 1996 and 1995,
respectively, for such services.

                   Notes to Consolidated Financial Statements
                                December 31, 1997

4.     Line of Credit and Other Non-Current Liabilities

In October 1997, the Company obtained a $1,500,000 one year revolving line of credit from a bank, with interest at prime (8.50% at December 31, 1997). The Company previously had a $2,500,000 revolving line of credit from October 1996 through September 1997, with the same bank. The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of December 31, 1997, $250,000 was outstanding under this line.

The Company leases certain equipment under capital leases. Equipment related to these capital leases had a net book value of approximately $162,000 at December 31, 1997. Future minimum lease payments under capital and operating leases as of December 31, 1997 are as follows:

                 Year                                        Operating          Capital
                 ----                                         Leases            Leases
                                                             --------------------------
                 1998                                        $  80,677        $  49,231
                 1999                                            5,076           49,231
                 2000                                                            49,231
                 2001                                                            49,231
                 2002 and thereafter                                              4,102
                                                             ---------        ---------
                                                             $  85,753          201,026
                                                             =========
                 Less amount representing interest                              (27,817)
                                                                              ---------
                                                                              $ 173,209
                                                                              =========
Other non-current liabilities at December 31, 1997 consisted of the following:


                 Current portion                            $   37,817
                 Non-current portion                           135,392
                                                              --------
                 Total capital lease obligations             $ 173,209
                                                             =========

Rental expense, primarily office facilities, for operating leases in 1997, 1996 and 1995 approximated $154,000, $257,000 and $113,000, respectively.

The Company paid interest of approximately $63,000, $135,000 and $104,000 in 1997, 1996 and 1995, respectively.

5.   Stockholders' Equity, Stock Options and Warrants

In July 1995, the Company received $800,000 when it completed a private placement transaction with the Chairman of the Board and two principal stockholders. The Company issued these investors 222,222 shares of common stock together with non transferable warrants to acquire 444,444 additional shares of stock at exercise prices ranging from $7.00 to $8.00 per share, exercisable on or before July 7, 1998. Simultaneously, the exercise date on existing common stock purchase warrants held by these same stockholders was extended from April 21, 1996 to April 21, 1998. In August 1995, the Company canceled existing common stock purchase warrants held by these same stockholders at exercise prices ranging from $7.00 to $8.00 and reissued the common stock purchase warrants at an exercise price of $4.00 per share.

In April 1994, the Company issued 749,750 shares of common stock with warrants to purchase an equal number of shares of common stock at $8.00 per share, exercisable over a two year period, to private investors for $2,914,000. Several of the private investors are principal stockholders and current or former directors of the Company.

The Company established its Nonqualified Stock Option Plan in January 1990, and 193,750 shares of common stock were reserved for issuance to employees, officers, directors, consultants, and other key personnel. In 1991, the plan was amended to increase the number of shares available for issuance under the Plan to 287,500.

The Company established its Stock Option Plan for Employees in June 1991 and 17,045 shares of common stock were reserved for issuance.

The Company established its Long-Term Incentive Plan in May 1993, and 250,000 shares of common stock were reserved for issuance to employees, officers, directors and other key personnel. An additional 250,000 and 125,000 shares of common stock were reserved in July 1996 and May 1994, respectively, increasing the number of shares available for issuance to 625,000.

The Company also authorized and granted 81,392 stock options exclusive of the above described plans, of which 48,721 options have been exercised or canceled and 32,670 options were outstanding at December 31, 1997.

                   Notes to Consolidated Financial Statements
                                December 31, 1997

5.   Stockholders' Equity, Stock Options and Warrants (continued)

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .8, .5 and 1.1 and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The Company's pro forma information follows :

                                                              1997                 1996               1995
                                                            ---------           ----------        ----------

                  Proforma net income (loss)                 $3,213,783         $5,197,430       $(1,496,085)
                  Proforma net income (loss) per share         $0.46               $1.00             $(0.39)
                  Proforma net income (loss) per share
                    assuming dilution                          $0.42               $0.83             $(0.39)

Stock option activity is summarized as follows:

                                                               Number                Weighted-Average
                                                              of Shares               Exercise Price
                                                              ---------------------------------------
         Outstanding at January 1, 1995                         595,198                  $10.68
                                                               ========
         Exercisable at January 1, 1995                         372,086                   12.04
                                                               ========

         Options granted                                        319,700                    3.64
         Options exercised                                       (2,500)                   2.00
         Options canceled                                      (311,053)                   9.36
                                                               --------

         Outstanding at December 31, 1995                       601,345                    7.64
                                                               ========
         Exercisable at December 31, 1995                       455,430                    8.56
                                                               ========

         Options granted                                        191,145                    6.76
         Options exercised                                      (25,560)                   3.48
         Options canceled                                      (190,773)                  13.72
                                                               --------

         Outstanding at December 31, 1996                       576,158                    5.52
                                                               ========
         Exercisable at December 31, 1996                       576,158                    5.52
                                                               ========

         Options granted                                        251,872                    5.44
         Options exercised                                      (65,205)                   3.66
         Options canceled                                       (18,185)                   9.29
                                                               --------

         Outstanding at December 31, 1997                       744,619                    5.57
                                                               ========
         Exercisable at December 31, 1997                       541,811                   $5.64
                                                               ========

                   Notes to Consolidated Financial Statements
                                December 31, 1997

5.     Stockholders' Equity, Stock Options and Warrants (continued)

The weighted-average fair value of options granted during the year was $4.51, $3.48 and $1.20 in 1997, 1996 and 1995, respectively. Exercise prices for options outstanding as of December 31, 1997 ranged from $2.00 to $50.00. The weighted-average remaining contractual life of those options is 5.6 years. Warrant activity is summarized as follows:

                                                                                 Weighted-Average
                                                               Shares             Exercise Price
                                                               ------            ----------------
         Outstanding at January 1, 1995                         999,750               $8.00
                                                              =========
         Exercisable at January 1, 1995                         999,750                8.00
                                                              =========

           Warrants issued                                    1,779,888                4.76
           Warrants canceled                                   (960,444)               7.60
                                                              ---------
         Outstanding at December 31, 1995                     1,819,194                5.08
                                                              =========
         Exercisable at December 31, 1995                     1,819,194                5.08
                                                              =========

           Warrants issued                                    1,886,422                5.56
           Warrants canceled                                   (858,750)               6.24
                                                              ---------
         Outstanding at December 31, 1996                     2,846,868                5.04
                                                              =========
         Exercisable at December 31, 1996                     1,097,639                4.08
                                                              =========

           Warrants issued                                          ---                 ---
           Warrants canceled                                        ---                 ---
                                                              ---------
         Outstanding at December 31, 1997                     2,846,868                5.04
                                                              =========
         Exercisable at December 31, 1997                     2,846,868               $5.04
                                                              =========

The weighted-average fair value of warrants granted during the year was $2.24 in 1996 and 1995. Exercise prices for warrants outstanding as of December 31, 1997 ranged from $4.00 to $6.75. The weighted-average remaining contractual life of those warrants is 1.5 years.

In March 1997, stockholders approved a one-for-four reverse common stock split. The reverse stock split was effective on March 17, 1997 and appropriate adjustments were made to the number and price of outstanding warrants and options. Additionally, prior year financial statements have been appropriately adjusted.

6.   Transfer of License

In June 1997, the Company agreed to the transfer of the licenses for the sales of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. ("Sunrise") to Lares Co. ("Lares") in connection with the sale of Sunrise's dental business to Lares. The Company received a payment of $275,000 and a note receivable for $100,000, due in June 2000. The Company will also continue to receive royalties on air abrasive and dental lasers from Lares.

7.   Income Taxes

At December 31, 1997, the Company had a $16,535,925 net operating loss carryforward for federal income tax purposes, which expire in various amounts in the years 2006 through 2010.

Deferred tax assets represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                      December 31
                                                                1997             1996
                                                              --------------------------
         Allowance for doubtful accounts                     $   85,000       $  108,000
         Inventory valuation reserves                           243,000          134,000
         Depreciation                                           300,000          354,000
         Compensation and employee benefits                     103,000          174,000
         Other                                                  305,000          457,000
         Net operating loss carryforwards                     5,792,000        6,976,000
                                                              ---------        ---------
         Deferred tax asset                                  $6,828,000       $8,203,000

         Valuation allowance                                 (6,738,000)      (8,158,000)
                                                             ----------       ----------

         Net deferred tax asset                              $   90,000       $   45,000
                                                             ==========       ==========

                   Notes to Consolidated Financial Statements
                                December 31, 1997


7.    Income Taxes  (continued)

The Company's income tax provision included the following:

                                                   1997             1996               1995
                                                   ----             ----               ----
             Current                           $   45,000      $    45,000          $      ---
             Deferred                             (45,000)         (45,000)         $      ---
                                                  ------ -     -----------
                                               $      ---      $       ---          $      ---
                                               ==========      ===========          ==========


             Income taxes (benefit) at
               US statutory rate               $1,231,000      $ 1,914,000          $ (443,000)

             Non-deductible amortization          247,000          164,000              95,000

             Deferred tax asset valuation
                allowance adjustment           (1,478,000)      (2,078,000)            348,000
                                               ----------       ----------          ----------

                                               $      ---      $       ---          $      ---
                                               ==========      ===========          ==========


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

Sales to Patterson Dental Company, the major domestic distributor of the Company's kinetic cavity preparation units, were approximately 34%, 28% and 10% of consolidated sales in 1997, 1996 and 1995, respectively. Sales into Germany, through two regional distribution groups, Dental Liga GmbH and Orbis High Tech Dental GmbH, were approximately 6%, 13%, and 40% of consolidated sales in 1997, 1996 and 1995. Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 10%, 25% and 28% of consolidated sales in 1997, 1996 and 1995, respectively.

Financial information, summarized by geographic area, is as follows:

                                                        1997             1996              1995
                                                 ----------------------------------------------
         Net sales:
           North America                           $17,074,965       $11,446,862      $ 2,980,292
           Europe                                    2,072,156         3,692,606        6,532,237
           Other international                       2,300,220         5,335,508        3,813,007
                                                   -----------       -----------      -----------
                                                   $21,447,341       $20,474,976      $13,325,536
                                                   ===========       ===========      ===========

         Gross profit:
           North America                           $ 9,698,032       $ 5,537,487      $ 1,133,772
           Europe                                    1,108,580         1,995,814        3,310,644
           Other international                       1,269,387         2,485,887        1,842,190
                                                   -----------       -----------      -----------
                                                   $12,075,999       $10,019,188      $ 6,286,606
                                                   ===========       ===========      ===========

         Accounts receivable:
           North America                           $ 2,417,309       $ 2,485,529      $   711,335
           Europe                                      226,025           157,959          548,640
           Other international                         709,168           830,223          684,318
                                                   -----------       -----------      -----------
                                                   $ 3,352,502       $ 3,473,711      $ 1,944,293
                                                   ===========       ===========      ===========

         Other identifiable assets:
           North America                           $17,785,274       $16,860,080      $ 9,513,529
           Europe                                      442,531           599,547        1,252,974
           Other international                         950,000           347,548          273,900
                                                   -----------       -----------      -----------
                                                   $19,177,805       $17,807,175      $11,040,403
                                                   ===========       ===========      ===========

                                       24

                   Notes to Consolidated Financial Statements
                                December 31, 1997


9.      Subsequent Events

In February 1998, the Company acquired 100% of the outstanding stock of The Dental Probe, Inc. ("TDP") in exchange for $250,000 and 61,500 shares of common stock. The acquisition will be accounted for as a purchase.


10.    Selected Quarterly Financial Data (unaudited)

                                                                  Three Months Ended
                                           March 31          June 30        September 30      December 31
                                             1997             1997              1997             1997
                                      --------------------------------------------------------------------
Net sales                                  $5,513,864        $5,350,641       $4,045,298        $6,537,538
Gross profit                                3,082,802         3,181,433        2,126,472         3,685,292
Net earnings                                  886,274         1,403,773          157,014         1,174,709
Net earnings per share
  assuming dilution(5)                           $.11              $.18             $.02              $.15

                                                                  Three Months Ended
                                           March 31          June 30        September 30      December 31
                                             1996             1996              1996             1996
                                        ------------------------------------------------------------------
Net sales                                  $5,254,047        $4,919,955       $4,046,803        $6,254,171
Gross profit                                2,398,621         1,854,977        1,806,840         3,958,750
Net earnings                                  448,310           689,941(1)       748,999(1)      3,741,536(2)(3)
Net earnings per share
  assuming dilution (5)                          $.10              $.13             $.10              $.48


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

(5) The 1996 and the first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Accounting Standards No. 128, Earnings Per Share.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information included in the Company's definitive Proxy Statement to be distributed in connection with its Annual Meeting of Stockholders to be held May 29, 1998 (the "1998 Proxy Statement"), under the headings, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11.        EXECUTIVE COMPENSATION

       The information included in the 1998 Proxy Statement under the heading "Executive Compensation" is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

       The information is included in the 1998 Proxy Statement under the headings "Security Ownership of Management" and "Principal Stockholders of the Company" is incorporated herein by reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information included in the 1998 Proxy Statement of the Company under the heading "Certain Transactions" is incorporated herein by reference.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements: The following financial statements of
American Dental Technologies, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

Report of Independent Auditors
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995
Consolidated Balance Sheets as of December 31, 1997 and 1996
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996, and 1995
Notes to Consolidated Financial Statements

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

Exhibit Number                    Description of Document
--------------                    -----------------------
    3.1       Amended and Restated Certificate of Incorporation of American
              Dental Technologies, Inc. filed on August 7, 1997 with the
              Delaware Secretary of State (Form 10-Q for the quarter ended June
              30, 1997, Exhibit 3.5)

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

    4.1       Form of Common Stock Purchase Warrant, April 1994 (Form 10-Q for the quarter ended June 30, 1994,
              Exhibit 4.1)

    4.2       Form of revised April 1994 Common Stock Purchase Warrants, August 1995 (Form 10-K for the year ended December 31, 1995, Exhibit 4.5)

    4.3       Form of revised July 1995 Common Stock Purchase Warrants,  August 1995 (Form 10-K for the year ended
              December 31, 1995, Exhibit 4.6)

    4.4       Form of Merger Warrant (Registration No. 333-6663, Exhibit 4.7)

    4.5       Revolving  Credit Agreement with The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996, Exhibit 4.5)

    4.6       Revolving  Credit Promissory Note to The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996, Exhibit 4.6)

    4.7       Deed of Trust to The International Bank dated October 17, 1996 (Form  10-K for the year  ended
              December 31, 1996, Exhibit 4.7)

    4.8       Security  Agreement to The International Bank dated October 17, 1996 (Form 10-K for year ended  December 31,
              1996, Exhibit 4.8)

    4.9       First Amendment to Revolving Credit Agreement with The International Bank dated October 15, 1997

    4.10      Allonge and Amendment No. One to Revolving Credit Promissory Note with The  International  Bank dated October
              15, 1997

    4.11      Extension of Liens to the Deed of Trust to The International Bank dated October 15, 1997

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

   10.16*     Amended and Restated Long-Term Incentive Plan (Form 10-Q for the quarter ended September 30, 1996, Exhibit 4.1)

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

   10.43      Voting Agreement  between William D. Myers and Ben J. Gallant  (Registration  No.  333-6663,  Exhibit
              9.1)

   10.44*     Ben J. Gallant Employment Agreement (Form 10-K for the year ended December 31, 1996, Exhibit 10.44)

   10.45      License  Agreement  between  Texas  Airsonics,  Inc., a wholly owned  subsidiary  of American  Dental
              Technologies,  Inc.  and Texas  Airsonics,  L.P.  (Form 10-K for the year ended  December  31,  1996,
              Exhibit 10.45)

   10.46      Settlement   Agreement  between  American  Dental   Technologies,   Inc.  and  Sunrise   Technologies
              International,  Inc.,  dated July 30, 1996 (Form 10-Q for the quarter  ended June 30,  1996,  Exhibit
              10.3)

   10.47      Fourth Memorandum  Agreement dated October 31, 1996, between the Company and Denics Co., Ltd. (Form 10-K for the year ended December 31, 1996, Exhibit 10.47)

   10.50      Settlement  Agreement  between the Company and Sunrise  Technologies  International,  Inc.,  dated July 30, 1996
              (Form 10-K for the year ended December 31, 1996, Exhibit 10.50)

   10.51      Fifth  Memorandum  Agreement  dated as of June 12, 1997 between the Company and Denics Co., Ltd.  (Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.51)

   10.52      Sixth  Memorandum  Agreement  dated as of June 23, 1997 between the Company and Denics Co., Ltd.  (Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.52)

   10.53**    Patent License  Agreement dated October 18, 1997 between Danville  Engineering,  Inc. and the Company (Form 10-Q
              for the quarter ended September 30, 1997, Exhibit 10.53)

   10.54      Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997

   10.55      Promissory Note between the Company and Denics Co Ltd. dated September 15, 1997

   21.1       Subsidiaries of the Registrant

   23.1       Consent of Independent Auditors

   27.1       Financial Data Schedule

---------------
 *Identifies current management contracts or compensatory plans or arrangements. **Portion of this agreement were filed separately with the Commission pursuant to Rule 24b-a of the Securities Act of 1934 governing requests for confidential treatment of information.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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


/s/ Ben J. Gallant
-------------------------------
Ben J. Gallant                                                         President, CEO and Director
                                                                       (Principal Executive Officer)
/s/ Diane M. Miller
-------------------------------
Diane M. Miller                                                        Chief Financial Officer, Principal
                                                                       Financial Officer and Principal Accounting
                                                                       Officer

/s/ William D. Myers
-------------------------------
William D. Myers                                                       Chairman of the Board
                                                                       and Director

/s/ Wayne A. Johnson II
-------------------------------
Wayne A. Johnson II                                                    Director


/s/ J. Bernard Machen
-------------------------------
J. Bernard Machen                                                      Director


/s/ William D. Maroney
-------------------------------
William D. Maroney                                                     Director


/s/ Charles A. Nichols
-------------------------------
Charles A. Nichols                                                     Director


/s/ John E. Vickers III
-------------------------------
John E. Vickers III                                                    Director


/s/ Bertrand R. Williams, Sr.
-------------------------------
Bertrand R. Williams, Sr.                                              Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       American Dental Technologies, Inc.



                   COLUMN A                         COLUMN B       COLUMN C        COLUMN D        COLUMN E
------------------------------------------------   ----------  -------------    -------------   -------------

                                                                  ADDITIONS
                                                  BALANCE AT     CHARGED TO                         BALANCE
                                                  BEGINNING      COSTS AND         DEDUCTIONS       AT END
                  DESCRIPTION                      OF PERIOD      EXPENSES          DESCRIBE       OF PERIOD
------------------------------------------------ ------------  -------------    -------------   --------------
Year Ended December 31, 1995

   Valuation allowance for accounts receivable   $   420,000     $  40,438      $   110,438(3)   $   350,000
   Valuation for allowance for inventories           750,000       230,000           45,000(2)       935,000
   Valuation allowances for deferred taxes         9,530,000       544,000                        10,074,000

Year Ended December 31, 1996

   Valuation allowance for accounts receivable       350,000        30,000          100,000(1)       280,000
   Valuation for allowance for inventories           935,000       175,000          715,000(2)       395,000
   Valuation allowances for deferred taxes       $10,074,000                      1,916,000(4)     8,158,000

Year Ended December 31, 1997

   Valuation allowance for accounts receivable       280,000          --             30,000(3)       250,000
   Valuation allowance for inventories               395,000       320,000             --            715,000
   Valuation allowances for deferred taxes         8,158,000          --          1,420,000(4)     6,738,000


(1)      Uncollectible accounts charged off net of recoveries.
(2)      Inventory valuation write-offs.
(3)      Reduction in valuation allowance.
(4)      Utilization of NOL on current year income.