Form 10-Q
period 1998-03-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 1998-05-14
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


         (Mark One)

                  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1998.

                  [   ] Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934 For the transition
                        period from                             to


                           Commission File No: 0-19195



                       AMERICAN DENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)

                           Delaware                                                   38-2905258
                (State or other jurisdiction of                                    (I.R.S. Employer
                incorporation or organization)                                  Identification Number)



           18860 West Ten Mile Road, Southfield, MI                                      48075
           (address of principal executive offices)                                   (Zip Code)


               Registrant's telephone number, including area code:
                                 (248) 395-3900


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [ X ] No [   ]


                   Number of shares outstanding of the registrant's common stock as of May 11, 1998:

                                7,409,136 Shares

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements





                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                           Three Months Ended
                                                                                March 31
                                                                        1998               1997
                                                                     --------------------------
         Net sales                                                    $5,612,113        $5,513,864
         Cost of sales                                                 2,578,834         2,431,062
                                                                       ---------         ---------
         Gross profit                                                  3,033,279         3,082,802

         Selling, general and administrative                           2,160,482         2,097,918
         Research and development                                        174,682           115,129
                                                                      ----------        ----------
         Income from operations                                          698,115           869,755

         Other income (expense):
           Other income                                                   51,335            21,733
           Royalty income                                                 95,554            12,967
           Interest expense                                               (4,340)          (18,181)
                                                                     -----------       -----------
         Net income                                                  $   840,664       $   886,274
                                                                     ===========       ===========

         Net income per share                                             $ 0.12            $ 0.13
                                                                          ======            ======


         Net income per share assuming dilution                           $ 0.12            $ 0.11
                                                                          ======            ======


                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets


                                                                         March 31         December 31
                                                                           1998              1997
                                                                       --------------------------------
                                                                        (Unaudited)

         ASSETS
         Current assets:
           Cash                                                         $2,518,599      $ 1,831,683
           Accounts receivable:
              Trade, less allowance of $250,000
                in 1998 and 1997                                         2,402,404        3,129,352
              Related party                                                431,826          223,150
                                                                       -----------      -----------
                                                                         2,834,230        3,352,502

           Inventories (Note 1)                                          5,403,308        4,128,905
           Prepaid expenses and other current assets                       413,494          614,084
           Note receivables-related party                                  500,000          500,000
                                                                       -----------      -----------
         Total current assets                                           11,669,631       10,427,174


         Property and equipment, net (Note 1)                            1,810,161        1,199,130
         Intangible assets, net (Notes 1 and 2):
           Goodwill                                                      8,932,699        8,712,250
           Air abrasive technology rights                                  865,158          909,918
           Other                                                         1,162,942        1,181,835
                                                                       -----------      -----------
                                                                        10,960,799       10,804,003
         Other receivable                                                  100,000          100,000
                                                                       -----------      -----------

         Total assets                                                  $24,540,591      $22,530,307
                                                                       ===========      ===========




                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets

                                                                            March 31        December 31
                                                                              1997             1997
                                                                       ----------------------------------
                                                                           (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
           Note payable (Note 3)                                      $    250,000       $    250,000
           Accounts payable                                              2,168,467          1,316,986
           Compensation and employee benefits                              245,400            247,025
           Taxes other than income                                           8,208              8,429
           Other accrued liabilities                                       337,632            315,039
                                                                      ------------       ------------
         Total current liabilities                                       3,009,707          2,137,479

         Other non-current liabilities                                     118,886            135,392

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,018,136
              shares in 1998; and 6,948,011 shares in 1997                 280,728            277,923
           Additional paid-in capital                                   40,779,319         40,446,624
           Accumulated deficit                                         (19,521,883)       (20,362,547)
           Foreign currency translation                                   (126,166)          (104,564)
                                                                      ------------       ------------
         Total stockholders' equity                                     21,411,998         20,257,436
                                                                      ------------       ------------
         Total liabilities and stockholders' equity                   $ 24,540,591       $ 22,530,307
                                                                      ============       ============



                             See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                  1998                  1997
                                                                             -------------------------------
OPERATING ACTIVITIES
Net income                                                                   $   840,664            $  886,274
Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                                               48,000                21,075
       Amortization                                                              256,119               230,426
        Changes in operating assets and liabilities:
         Accounts receivable                                                     519,139              (155,052)
         Inventories                                                          (1,267,996)             (931,326)
         Prepaid expenses and other current assets                               201,359                71,595
         Accounts payable                                                        853,487               503,954
         Compensation and employee benefits                                       (1,326)              (98,034)
         Taxes other than income                                                    (222)              (87,654)
         Other accrued liabilities                                                (9,530)             (174,466)
         Other non-current liabilities                                           (16,506)               (7,181)
                                                                             -----------            -----------
Net cash provided by operating activities                                      1,423,188               259,611

INVESTING ACTIVITIES
   Purchases of property and equipment                                          (658,857)              (69,308)
   Increase in intangible assets                                                (105,414)              (45,672)
                                                                             -----------            -----------
Net cash used in investing activities                                           (764,271)             (114,980)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                        27,999                60,613
                                                                             -----------            ----------
Net cash provided by financing activities                                         27,999                60,613

Increase in cash                                                                 686,916               205,244

Cash at beginning of period                                                    1,831,683             1,832,192
                                                                             -----------            ----------
Cash at end of period                                                        $ 2,518,599            $2,037,436
                                                                             ===========            ==========

                             See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 1998  (Unaudited)


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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for other quarters of 1998 or for the year ended December 31, 1998. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Inventories - Inventories consist of the following:


                                                              March 31, 1998         December 31, 1997
                                                              --------------         -----------------
                Finished goods                                  $1,299,223             $   920,919
                Work in progress                                    13,812                  10,633
                Raw materials, parts and supplies                4,090,273               3,197,353
                                                                ----------              ----------
                                                                $5,403,308              $4,128,905
                                                                ==========              ==========

Property and equipment - Accumulated depreciation aggregated $1,548,106 at March 31, 1998 and $1,500,105 at December 31, 1997.

Intangible Assets - Accumulated amortization aggregated $3,382,423 at March 31, 1998 and $3,126,303 at December 31, 1997.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

                                                                Three Months Ended March 31
                                                                    1998           1997
                                                                    ----           ----
             Numerator:
                Net income                                         $840,664      $886,274
                                                                   --------      --------

               Numerator for basic and diluted earnings per
                  share - income available to common
                  stockholders after assumed conversions           $840,664      $886,274

             Denominator:
                Denominator for basic earnings per share -
             weighted-average shares                              6,994,247     6,945,130

                Effect of dilutive securities:
                  Employee stock options                             72,848       133,164
                  Warrants                                          222,165       631,325
                                                                  ---------     ---------

                Dilutive potential common shares
                  Denominator for diluted earnings per
                    share - adjusted weighted-average
                    shares and assumed conversions                7,289,261     7,709,620
                                                                  =========     =========

                Basic earnings per share                            $0.12        $0.13
                                                                    =====        =====

                Diluted earnings per share                          $0.12        $0.11
                                                                    =====        =====



Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1998.

2.     The Dental Probe Acquisition

On February 15, 1998, the Company acquired 100% of the outstanding stock of The Dental Probe, Inc. ("TDP") in exchange for $250,000 and 61,500 shares of common stock. The acquisition was accounted for as a purchase and accordingly, the total consideration paid ($250,000 and the value of the common stock issued of $307,500), has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $392,500 has been accounted for as goodwill and will be amortized over a fifteen year period.

3.     Line of Credit

In October 1997, the Company obtained a $1,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at March 31, 1998). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of March 31, 1998, $250,000 was outstanding under this line.

4.     Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 as of January 1, 1998. The adoption of this Statement had no impact on the Company's net earnings or shareholder's equity. Statement 130 requires foreign currency translation adjustments and unrealized gains or losses on investments and certain derivative instruments, which prior to the adoption of Statement 130 were reported as a component of shareholders' equity, to be included in other comprehensive income.

Total comprehensive income, net of the related estimated tax, was $819,061 and $734,105 for the three months ended March 31, 1998 and 1997, respectively.

3.      Subsequent Event

In April 1998, the Chairman of the Board and a principal stockholder exercised warrants for 391,000 shares of common stock in exchange for $1,564,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         For the three month period ended March 31, 1998, the Company had net income of $840,664, as compared to net income of $886,274 in the same period in 1997. Net sales were $5,612,113 for the quarter ended March 31, 1998, an increase of 2% over net sales of $5,513,864 for the same period in 1997. Revenues increased primarily due to a 25% increase in North American sales in the first quarter of 1998, as compared to 1997. However, this increase was offset by a 41% decline in foreign sales.

         For the three month period ended March 31, 1998, gross profit was 54% compared to 56% for the same period during 1997, due to price reductions for promotional discounts extended to North American dealers in 1998.

        Management anticipates that sales will continue to increase in 1998 compared to 1997, primarily from sales of KCPs in North America. Internationally, the Company anticipates increased sales in 1998 in Europe and Japan compared to 1997. The Company recently established a direct sales force in Germany and has a purchase contract from Denics Co., Ltd. for lasers aggregating $3,200,000 through March 1999 for distribution in Japan. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

         Selling, general and administrative expenses increased $62,564 or 3% for the three months ended March 31, 1998 compared to the same period in 1997, which is primarily due to increased selling and marketing expenses related to the increased North American KCP sales. Research and development expenses for the three months ended March 31, 1998 increased $59,553 or 52% compared to the same period in 1997. The increase in 1998 is primarily due to expenses relating to clinical reports for regulatory approvals and two new products that the Company plans to introduce in 1998.

         Royalty income increased $82,587 due to the addition of a new air abrasion licensee in late 1997.

Liquidity and Capital Resources

        The Company's operating activities provided $1,423,188 in cash resources during the three month period ended March 31, 1998, compared to providing $259,611 in the same period of 1997. The cash provided by operations in 1998 increased due to net income of $840,664, resulting primarily from increased North American KCP sales, and $304,119 related to non-cash depreciation and amortization expense. Changes in operating assets and liabilities, including an increase in accounts payable of $853,487, a decrease in accounts receivable of $519,139, a decrease in prepaid expenses of $201,359, offset by an increase in inventories of $1,267,996, contributed to the cash provided by operating activities. The decrease in accounts receivable is due principally to collection of receivables outstanding at December 31, 1997, while the increase in inventories is primarily for the KCP product line. The Company has increased its inventory to meet anticipated demand, thereby increasing accounts payable.

        The Company had working capital of $8,659,924 at March 31, 1998 compared to working capital of $8,289,695 at December 31, 1997. The increase in working capital is primarily a result of an increase in inventories offset by a decrease in accounts receivable and cash funded by net income of $840,664 for the three month period ended March 31, 1998. Investing activities for the three months ended March 31, 1998 included the purchase of a 12,000 square foot building in Southfield, Michigan.

         In October 1997, the Company obtained a $1,500,000 one year revolving line of credit from a bank, with interest at prime (8.5% at March 31, 1998). The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets, along with the guarantee of the Company's President. As of March 31, 1998, $250,000 was outstanding under this line and $1,250,000 remained available under the borrowing base.

         The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term liquidity needs, as well as its long term liquidity needs for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Not applicable.

PART II         OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

        On February 15, 1998, the Company issued 61,500 shares of its common stock and paid $250,000 to the shareholders of The Dental Probe, Inc. ("TDP") in exchange for 100% of its outstanding common stock. The shares of the Company's common stock were issued to TDP shareholders without registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4(2) of the Act. The Company relied upon such exemption based on the limited number of TDP shareholders, the provision of financial and other information concerning the Company to such shareholders, investment representations made by such shareholders, the lack of general solicitation and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the securities.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibit 27 - Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter ended March 31, 1998.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICAN DENTAL TECHNOLOGIES, INC.



                                            By: /s/ Ben J. Gallant
                                               -------------------------------
                                               Ben J. Gallant
Dated:  May 14, 1998                           Chief Executive Officer




                                            By: /s/ Diane M. Miller
                                                ------------------------------
                                                Diane M. Miller
                                                Chief Financial Officer
                                                (Principal Financial Officer and
Dated:  May 14, 1998                            Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.          Description
----------           -----------


27                   Financial Data Schedule