Form 10-Q
period 1998-06-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1998-08-14
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


                (Mark One)

                  [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1998.

                  [   ] Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934 For the transition period from _________________ to _________________


                           Commission File No: 0-19195



                       AMERICAN DENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)


                           Delaware                             38-2905258
                (State or other jurisdiction of              (I.R.S. Employer
                incorporation or organization)            Identification Number)


           18860 West Ten Mile Road, Southfield, MI             48075-2657
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


                                Yes [ X ] No [ ]


                Number of shares outstanding of the registrant's common stock as of July 31, 1998:

                                7,413,615 Shares

PART I          FINANCIAL INFORMATION

ITEM 1.         Financial Statements





                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                               Three Months Ended              Six Months Ended
                                                     June 30                        June 30
                                               1998          1997            1998              1997
                                         ----------------------------    ----------------------------
Revenues:
   Equipment                             $  6,328,522    $  5,350,641    $ 11,940,635    $ 10,864,505
   Royalties                                   68,391          89,472         163,945         102,439
                                         ------------    ------------    ------------    ------------
                                            6,396,913       5,440,113      12,104,580      10,966,944
Cost of products sold                       2,718,550       2,169,208       5,297,384       4,600,270
                                         ------------    ------------    ------------    ------------
Gross profit                                3,678,363       3,270,905       6,807,196       6,366,674

Selling, general and administrative         2,491,393       2,142,856       4,651,875       4,240,774
Research and development                      223,497         107,987         398,179         223,116
                                         ------------    ------------    ------------    ------------
Income from operations                        963,473       1,020,062       1,757,142       1,902,784

Other income (expense):
   License transfer fee                          --           375,000            --           375,000
   Other income                                41,544          20,920          92,879          42,653
   Interest expense                            (2,620)        (12,209)         (6,960)        (30,390)
                                         ------------    ------------    ------------    ------------
Net income                               $  1,002,397    $  1,403,773    $  1,843,061    $  2,290,047
                                         ============    ============    ============    ============

Net income per share                     $       0.14    $       0.20    $       0.26    $       0.33
                                         ============    ============    ============    ============

Net income per share assuming dilution   $       0.13    $       0.18    $       0.25    $       0.30
                                         ============    ============    ============    ============

                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets




                                                        June 30      December 31
                                                         1998           1997
                                                     -------------------------------
                                                      (Unaudited)

ASSETS
Current assets:
  Cash                                                $ 3,788,416    $ 1,831,683
  Accounts receivable:
     Trade, less allowance of $150,000 and
       $250,000 in 1998 and 1997, respectively          2,612,397      3,129,352
     Related party                                        663,748        223,150
                                                      -----------    -----------
                                                        3,276,145      3,352,502

  Inventories (Note 1)                                  6,044,952      4,128,905
  Prepaid expenses and other current assets               374,152        614,084
  Note receivables-related party                          500,000        500,000
                                                      -----------    -----------
Total current assets                                   13,983,665     10,427,174


Property and equipment, net (Note 1)                    1,851,266      1,199,130
Intangible assets, net (Notes 1):
  Goodwill                                              8,754,109      8,712,250
  Air abrasive technology rights                          820,398        909,918
  Other                                                 1,161,512      1,181,835
                                                      -----------    -----------
                                                       10,736,019     10,804,003
Other receivable                                          100,000        100,000
                                                      -----------    -----------

Total assets                                          $26,670,950    $22,530,307
                                                      ===========    ===========




                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets



                                                               June 30         December 31
                                                                1998             1997
                                                            --------------------------------
                                                             (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable                                              $       --      $    250,000
  Accounts payable                                             1,991,207       1,316,986
  Compensation and employee benefits                             239,582         247,025
  Taxes other than income                                          5,855           8,429
  Other accrued liabilities                                      344,905         315,039
                                                            ------------    ------------
Total current liabilities                                      2,581,549       2,137,479

Other non-current liabilities                                    110,989         135,392

Stockholders' equity:
  Preferred stock, $.01 par value, authorized
     10,000,000 shares; none outstanding
  Common stock, $.04 par value, authorized
     12,500,000 shares; outstanding: 7,409,865
     shares in 1998; and 6,896,556 shares in 1997                296,398         277,923
  Additional paid-in capital                                  42,329,316      40,446,624
  Accumulated deficit                                        (18,519,485)    (20,362,547)
  Foreign currency translation                                  (127,817)       (104,564)
                                                            ------------    ------------
Total stockholders' equity                                    23,978,412      20,257,436
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 26,670,950    $ 22,530,307
                                                            ============    ============



                           See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30
                                                           1998         1997
                                                     ------------------------------
OPERATING ACTIVITIES:
Net income                                            $ 1,843,061    $ 2,290,047
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                          85,000         52,874
     Amortization                                         522,996        474,036
     Gain on extinguishment of debt                                     (100,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                 76,946        999,123
       Inventories                                     (1,913,737)    (1,044,064)
       Prepaid expenses and other current assets          240,169        179,245
       Notes receivable                                                 (100,000)
       Accounts payable                                   674,691       (294,025)
       Compensation and employee benefits                  (7,350)            56
       Taxes other than income                             (2,574)      (132,557)
       Other accrued liabilities                            2,802        (83,056)
       Other non-current liabilities                      (24,403)       (27,743)
                                                      -----------    -----------
Net cash provided by operating activities               1,497,601      2,213,936

INVESTING ACTIVITIES:
   Purchases of property and equipment                   (737,021)       (85,338)
   Increase in intangible assets                         (147,512)    (1,054,906)
                                                      -----------    -----------
Net cash used in investing activities                    (884,533)    (1,140,244)

FINANCING ACTIVITIES:
   Payments on notes payable to related parties                         (750,000)
   Payments on notes payable to bank                     (250,000)
   Proceeds from exercise of stock warrants             1,564,000
   Proceeds from exercise of stock options                 29,665         65,613
                                                      -----------    -----------
Net cash provided by (used in) financing activities     1,343,665       (684,387)
                                                      -----------    -----------

Increase in cash                                        1,956,733        389,305
Cash at beginning of year                               1,831,683      1,832,192
                                                      -----------    -----------
Cash at end of period                                 $ 3,788,416    $ 2,221,497
                                                      ===========    ===========



                             See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1998  (Unaudited)

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

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for other quarters of 1998 or for the year ended December 31, 1998. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Inventories - Inventories consist of the following:

                                                                 June 30, 1998             December 31, 1997
                                                                 -------------             -----------------
                Finished goods                                    $  1,122,868                $    920,919
                Work in progress                                        13,812                      10,633
                Raw materials, parts and supplies                    4,908,272                   3,197,353
                                                                  ------------                ------------
                                                                  $  6,044,952                $  4,128,905
                                                                  ============                ============

Property and equipment - Accumulated depreciation aggregated $1,585,106 at June 30, 1998 and $1,500,105 at December 31, 1997.

Intangible Assets - Accumulated amortization aggregated $3,649,300 at June 30, 1998 and $3,126,303 at December 31, 1997.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:


                                                  Three Months Ended         Six Months Ended
                                                       June 30                    June 30
                                                 1998          1997          1998        1997
                                               -----------------------      --------------------
Numerator:
   Net Income                                  $1,002,397   $1,403,773   $1,843,061   $2,290,047
                                               ----------   ----------   ----------   ----------

   Numerator for basic and diluted earnings
    per share - income available to common
    stockholders after assumed conversions      1,002,397    1,403,773    1,843,061    2,290,047

   Denominator:
    Denominator for basic earnings per share
    - weighted average shares                   7,409,376    6,945,130    7,201,812    6,938,378

   Effective of dilutive securities:
    Employee stock options                         70,760      129,971       71,463      132,000
    Warrants                                      110,259      575,439      112,121      602,835
                                               ----------   ----------   ----------   ----------

   Dilutive potential common shares
    Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions              7,590,395    7,650,540    7,385,396    7,673,213
                                               ==========   ==========   ==========   ==========

   Basic earnings per share                    $     0.14   $     0.20   $     0.26   $     0.33
                                               ==========   ==========   ==========   ==========
   Diluted earnings per share                  $     0.13   $     0.18   $     0.25   $     0.30
                                               ==========   ==========   ==========   ==========



Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1998.

2.     Line of Credit

The Company has a $1,500,000 revolving line of credit from a bank, with interest at prime (8.5% at June 30, 1998), which becomes due in October 1998. The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of June 30, 1998, there was no outstanding balance under this line and $1,500,000 was available under the borrowing base.

3.     Comprehensive Income

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

Total comprehensive income, net of the related estimated tax, was $1,000,747 and $1,409,340 for the three months ended June 30, 1998 and 1997, respectively and $1,819,808 and $2,230,623 for the six months ended June 30, 1998 and 1997, respectively.

4.      Subsequent Event

In August 1998, the Company acquired 100% of the outstanding stock of a dental technology company which manufacturers and markets intra oral cameras and related equipment. The purchase price is estimated to be approximately $7 million, payable in cash and a promissory note. The Company will also issue warrants to purchase 600,000 shares of Company common stock at a price equal to 110% of the closing price per share on the closing date in exchange for consulting services and non-compete agreements. The acquisition will be accounted for as a purchase.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       For the three month period ended June 30, 1998, the Company had net income of $1,002,397, as compared to net income of $1,403,773 in the same period in 1997. For the six month period ended June 30, 1998, the Company earned $1,843,061, a 20% decrease over net income for the same period in 1997. The decreases in 1998 net income are primarily due to the non-recurring license transfer fee of $375,000 received in 1997.

       For the three and six month periods ended June 30, 1998, the Company had equipment revenues of $6,328,522 and $11,940,635, respectively, representing increases of 18% and 10% over the same periods in 1997. Revenues have increased 10% during the six month period ended June 30, 1998 primarily due to a 47% increase in foreign sales and an 18% increase in North American sales during the three month period ended June 30, 1998, as compared to the same periods in 1997.

       Royalty income decreased $21,801 for the three month period ending June 30, 1998; however, royalty income increased $61,506 for the six month period ending June 30, 1998 compared to the same periods in 1997, primarily due to the addition of a new air abrasion licensee in the fourth quarter of 1997.

       Gross profit as a percentage of sales was 58% and 56% for the three and six month periods ended June 30, 1998 compared to 60% and 58% for the same periods in 1997. Gross profit as a percentage of sales decreased primarily due to price reductions for promotional discounts extended to North American dealers in 1998.

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

       Selling, general and administrative expenses increased $348,537 or 16% and $411,101 or 10% for the three and six months ended June 30, 1998 compared to the same periods in 1997. These increases are primarily due to increased selling and marketing expenses related to the increased North American KCP sales and to increased legal expenses related to enforcement of our patents. Research and development expenses increased for the three and six months ended June 30, 1998 by $115,510 or 107% and $175,063 or 79% compared to the same periods in 1997. The increases in 1998 are primarily due to expenses relating to clinical reports for regulatory approvals and two new products that the Company plans to introduce in 1998.

Liquidity and Capital Resources

       The Company's operating activities provided $1,497,601 in cash resources during the six month period ended June 30, 1998, compared to providing $2,213,936 in the same period of 1997. The cash provided by operations in 1998 decreased due to a reduction in net income of $446,986, primarily resulting from non-recurring license transfer fee of $375,000 received in 1997, and an increase in inventories of $1,913,737, partially offset by an increase in accounts payable of $674,691. The increases in inventories and accounts payable are primarily due to the Company's efforts to increase its KCP inventory to meet anticipated demand.

       The Company had working capital of $11,402,116 at June 30, 1998 compared to working capital of $8,289,695 at December 31, 1997. The increase in working capital is primarily a result of the increase in inventories and $1.5 million cash received upon the exercise of certain outstanding stock purchase warrants, and was partially offset by decreases in accounts receivable, prepaid assets and notes payable for the six month period ended June 30, 1998. Investing activities for the six months ended June 30, 1998 included the purchase of a 12,000 square foot building in Southfield, Michigan.

       The Company has a $1,500,000 revolving line of credit from a bank, with interest at prime (8.5% at June 30, 1998), which becomes due in October 1998. The Company's borrowing base is 80% of eligible accounts receivable and 50% of inventory. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of June 30, 1998, there was no outstanding balance under this line and $1,500,000 was available under the borrowing base.

       In August 1998, the Company acquired 100% of the outstanding stock of a dental technology company which manufacturers and markets intra oral cameras and related equipment. The purchase price is estimated to be approximately $7 million, payable in cash and a promissory note. The Company is currently negotiating new debt to finance the purchase.

       The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term liquidity needs, as well as its long term liquidity needs for the foreseeable future.

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings

       On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. American Dental is seeking injunctive relief and money damages because of the wrongful activities of Kreativ and those individuals, including without limitation: for disparagement of American Dental's business reputation and KCP products; false advertising; unfair and deceptive business practices and trade defamation. In January 1997, the federal court awarded American Dental a preliminary injunction ordering Kreativ and the two individuals to stop making certain patently false statements which misrepresent the ability of American Dental's KCP to perform several classes of cavity preparation. The court also ordered Kreativ to print a retraction. American Dental intends to vigorously pursue this litigation. In August 1998, the Court granted American Dental Summary Judgement for liability against Kreativ for false advertising. The trial for damages has not been scheduled. The Company is unable to estimate the amount of potential gain that may result.

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

       As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company has previously filed two lawsuits against Kreativ, Inc. On May 5, 1998, the Company filed a third lawsuit against Kreativ in the United States District Court for the Southern District of Texas. The Company is seeking injunctive relief and money damages for infringement of U.S. Patent No. 5,476,596 issued on May 5, 1998, including treble damages for certain willful infringements due to Kreativ's making, using, selling and offering for sale, systems which come within the scope of the patent.

Item 2.  Changes in Securities and Use of Proceeds

         The Company issued 391,000 shares of its common stock at $4.00 per share upon exercise of warrants held by a director and significant shareholder. The Company issued the common stock without registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4(2) of the Act. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the warrant holder, the lack of general solicitation, and actions taken by the Company to restrict resale of the common stock without registration, including the placement of a restrictive legend on the common stock certificate.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 29, 1998, at which time the stockholders considered and voted on the election of two directors. Each of the nominees for director was an incumbent and both nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.


                   Nominee                            Votes For                  Votes Withheld
                   -------                            ---------                  --------------
         Wayne A. Johnson, II                         5,506,727                       109,005
         John E. Vickers, III                         5,594,790                        20,942


Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibit 4.12 Form of revised July 1995 Common Stock Purchase Warrants, July 1998

         Exhibit 10.55 Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Dental Technologies, Inc.

         Exhibit 10.56 Stock Purchase Agreement dated August 5, 1998 American Dental Technologies, Inc. and Ultrak, Inc.

         Exhibit 27 - Financial Data Schedule

(b) There have been no reports on Form 8-K filed during the quarter ended June 30, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN DENTAL TECHNOLOGIES, INC.



                                      By:  /s/ Ben J. Gallant
                                         --------------------------------
                                           Ben J. Gallant
Dated:  August 14, 1998                  Chief Executive Officer




                                      By:  /s/ Diane M. Miller
                                         --------------------------------
                                           Diane M. Miller
                                           Chief Financial Officer
                                           (Principal Financial Officer and
Dated:  August 14, 1998                    Principal Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

  4.12                  Form of revised July 1995 Common Stock Purchase
                        Warrants, July 1998

 10.55 Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Dental Technologies, Inc.

 10.56 Stock Purchase Agreement dated August 5, 1998 American Dental Technologies, Inc. and Ultrak, Inc.


  27                    Financial Data Schedule