Form 10-Q
period 1998-09-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1998-11-16
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------


                                    FORM 10-Q


(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1998.

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from _____   to   _____


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


                                Yes [X] No [ ]


       Number of shares outstanding of the registrant's common stock as of
                               November 6, 1998:

                                7,419,259 Shares

PART I          FINANCIAL INFORMATION

ITEM 1.         Financial Statements





                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                     Three Months Ended                      Nine Months Ended
                                                        September 30                           September 30
                                                     1998          1997                   1998              1997
                                                ---------------------------           -----------------------------
Revenues:
   Equipment                                    $6,522,218       $4,045,298           $18,462,853       $14,909,803
   Royalties                                        49,430            8,869               213,375           111,308
                                                ----------       ----------           -----------       -----------
                                                 6,571,648        4,054,167            18,676,228        15,021,111
Cost of products sold                            3,197,609        1,918,826             8,494,993         6,519,096
                                                ----------       ----------           -----------       -----------
Gross profit                                     3,374,039        2,135,341            10,181,235         8,502,015

Selling, general and administrative              2,532,704        1,802,104             7,184,578         6,000,224
Research and development                           258,258          171,873               656,437           394,990
                                                ----------       ----------           -----------       -----------
Income from operations                             583,077          161,364             2,340,220         2,106,801

Other income (expense):
   License transfer fee                                ---              ---                   ---           375,000
   Other income                                     38,692              ---               131,571               ---
   Interest expense                                (71,910)          (4,350)              (78,871)          (34,740)
                                                ----------       ----------           -----------       -----------
Net income                                      $  549,859       $  157,014           $ 2,392,920       $ 2,447,061
                                                ==========       ==========           ===========       ===========

Net income per share                            $     0.07       $     0.02           $      0.33       $      0.35
                                                ==========       ==========           ===========       ===========

Net income per share assuming dilution          $     0.07       $     0.02           $      0.33       $      0.32
                                                ==========       ==========           ===========       ===========

                                              See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets



                                                                     September 30         December 31
                                                                         1998                1997
                                                                    ----------------------------------
                                                                      (Unaudited)
         Assets
         Current assets:
           Cash                                                        $ 1,532,500      $ 1,831,683
           Accounts receivable:
              Trade, less allowance of $150,000 and
                $250,000 in 1998 and 1997, respectively                  3,254,825        3,129,352
              Related party                                                740,149          223,150
                                                                       -----------      -----------
                                                                         3,994,974        3,352,502

           Inventories                                                  10,510,403        4,128,905
           Prepaid expenses and other current assets                       645,994          614,084
           Note receivables-related party                                  300,000          500,000
                                                                       -----------      -----------
         Total current assets                                           16,983,871       10,427,174


         Property and equipment, net                                     2,191,753        1,199,130
         Intangible assets, net:
           Goodwill                                                     12,360,052        8,712,250
           Air abrasive technology rights                                  775,638          909,918
           Other                                                         1,197,654        1,181,835
                                                                       -----------      -----------
                                                                        14,333,344       10,804,003
         Other receivable                                                  100,000          100,000
                                                                       -----------      -----------

         Total assets                                                  $33,608,968      $22,530,307
                                                                       ===========      ===========

                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets


                                                                     September 30           December 31
                                                                         1998                  1997
                                                                ------------------------------------------
                                                                     (Unaudited)

         Liabilities and stockholders' equity
         Current liabilities:
           Note payable                                               $        ---       $    250,000
           Accounts payable                                              2,001,479          1,316,986
           Compensation and employee benefits                              239,582            247,025
           Taxes other than income                                          22,900              8,429
         Other accrued liabilities                                         554,565            315,039
                                                                      ------------       ------------
         Total current liabilities                                       2,818,526          2,137,479

         Notes payable                                                   5,400,000                ---
         Other non-current liabilities                                     110,656            135,392

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,413,615
              shares in 1998; and 6,896,556 shares in 1997                 296,548            277,923
           Warrants                                                        720,000                ---
           Additional paid-in capital                                   42,336,666         40,446,624
           Accumulated deficit                                         (17,969,626)       (20,362,547)
           Foreign currency translation                                   (103,802)          (104,564)
                                                                      ------------       ------------
         Total stockholders' equity                                     25,279,786         20,257,436
                                                                      ------------       ------------
         Total liabilities and stockholders' equity                   $ 33,608,968       $ 22,530,307
                                                                      ============       ============

                             See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                    1998               1997
                                                                            ------------------------------------
Operating Activities:
Net income                                                                  $  2,392,920           $ 2,447,061
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Depreciation                                                                133,000                84,674
     Amortization                                                                843,675               705,625
     Gain on extinguishment of debt                                                                   (100,000)
Changes in operating assets and liabilities:
       Accounts receivable                                                      (644,275)            1,173,600
       Inventories                                                            (2,802,965)           (1,668,418)
       Prepaid expenses and other current assets                                  19,264                (6,298)
       Notes receivable                                                          200,000              (100,000)
       Accounts payable                                                          707,645              (110,139)
       Compensation and employee benefits                                         (7,654)              (98,941)
       Taxes other than income                                                    14,471              (349,929)
       Other accrued liabilities                                                 222,963              (206,910)
       Other non-current liabilities                                             (24,736)              (41,571)
                                                                            ------------           -----------
Net cash provided by operating activities                                     (1,054,308)            1,728,754

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (859,141)             (109,823)
   Acquisition of business                                                    (6,900,000)                  ---
   Increase in intangible assets                                                (345,515)           (1,054,906)
                                                                            ------------           -----------
Net cash used in investing activities                                         (8,104,656)           (1,164,729)

FINANCING ACTIVITIES:
   Payments on notes payable to related parties                                 (250,000)             (500,000)
   Payments on notes payable                                                         ---              (250,000)
   Proceeds from notes payable                                                 5,400,000                   ---
   Proceeds from exercise of stock warrants                                    1,564,000                   ---
   Proceeds from exercise of stock options                                        37,165               214,988
                                                                            ------------           -----------
Net cash provided by (used in) financing activities                            6,751,165              (535,012)
                                                                            ------------           -----------

Increase (decrease) in cash                                                     (299,183)               29,013
Cash at beginning of year                                                      1,831,683             1,832,192
                                                                            ------------           -----------
Cash at end of period                                                       $  1,532,500           $ 1,861,205
                                                                            ============           ===========

                             See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1998  (Unaudited)

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for other quarters of 1998 or for the year ended December 31, 1998. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Inventories - Inventories consist of the following:


                                                                September 30, 1998          December 31, 1997
                                                                ------------------          -----------------
                Finished goods                                     $ 1,903,230                 $   920,919
                Work in progress                                        13,812                      10,633
                Raw materials, parts and supplies                    8,593,361                   3,197,353
                                                                   -----------                 -----------
                                                                   $10,510,403                 $ 4,128,905
                                                                   ===========                 ===========


Property and equipment - Accumulated depreciation aggregated $1,633,106 at September 30, 1998 and $1,500,105 at December 31, 1997.

Intangible Assets - Accumulated amortization aggregated $3,969,979 at September 30, 1998 and $3,126,303 at December 31, 1997.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:



                                                        Three Months Ended                Nine Months Ended
                                                           September 30                      September 30
                                                      1998             1997            1998            1997
                                                     ------------------------          ------------------------
   Net Income                                        $ 549,859      $ 157,014          $2,392,920    $2,447,061
                                                     ---------      ---------          ----------    ----------


   Numerator for basic and diluted earnings
    per share - income available to common
    stockholders after assumed conversions             549,859        157,014           2,392,920     2,447,061

    Denominator for basic earnings per share
    - weighted average shares                        7,413,615      6,917,208           7,272,928     6,931,270

   Effect of dilutive securities:
    Employee stock options                              43,665        126,945              54,012       145,809
   Warrants                                             10,629        429,539              17,338       546,748
                                                     ---------      ---------          ----------    ----------

   Dilutive potential common shares
    Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                   7,467,909      7,473,692           7,344,278     7,623,827
                                                     =========      =========          ==========    ==========

   Basic earnings per share                              $0.07          $0.02               $0.33         $0.35
                                                         =====          =====               =====         =====

   Diluted earnings per share                            $0.07          $0.02               $0.33         $0.32
                                                         =====          =====               =====         =====

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1998  (Unaudited)


Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1998.

2.     Business Combination

On August 1, 1998, the Company acquired 100% of the outstanding stock of Dental Vision Direct ("DVD"), which manufactures and markets intra oral cameras and related equipment. The total compensation paid was $7.620 million, including $3.0 million in cash, a promissory note of $3.9 million and warrants to purchase 600,000 shares of Company common stock at a price of $5.50 per share. The $3.9 million promissory note was repaid in October 1998 with proceeds from the new line of credit as described in Note 3. The acquisition was accounted for as a purchase and, accordingly, the total consideration paid of $7.620 million has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $3.320 million has been allocated as goodwill and will be amortized over a 25 year period.

The following unaudited pro forma summary of operations is presented as though Dental Vision Direct was acquired at the beginning of the period.

                                    Nine Months Ended September 30, 1998
                                    ------------------------------------


       Revenues                                      $22,705,410
       Net income                                      1,886,988
       Net income per share                                $0.26


3.     Lines of Credit

At September 30, 1998, the Company had a $1,500,000 revolving line of credit from a bank, with interest at prime (8.5% at September 30, 1998), which became due in October 1998. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of September 30, 1998, $1,500,000 was outstanding under this line of credit. This line of credit was not renewed and paid in full in October 1998 with borrowings under the Company's new revolving line of credit from another bank.

The Company entered into an agreement in September 1998, for a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5% at September 30, 1998) plus 1.5%, which is due in September 2000. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of September 30, 1998, there was no outstanding balance on this line and $7,500,000 was available.

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

Total comprehensive income, net of the related estimated tax, was $573,874 and $158,409 for the three months ended September 30, 1998 and 1997, respectively and $2,393,682 and $2,389,032 for the nine months ended September 30, 1998 and 1997, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       For the three month period ended September 30, 1998, the Company had net income of $549,859, as compared to net income of $157,014 in the same period in 1997, a 250% increase. This increase is primarily due to increased revenues during the quarter. For the nine month period ended September 30, 1998, the Company earned $2,392,920, a 2% decrease over net income for the same period in 1997. The decrease in 1998 net income is primarily due to the non-recurring license transfer fee of $375,000 received in 1997.

       The Company had equipment revenues of $6,522,218 and $18,462,853, respectively, for the three and nine month periods ended September 30, 1998. Revenues have increased 62% during the three month period ended September 30, 1998 primarily due to a 34% increase in air abrasion and laser sales as well as the addition of camera sales since the acquisition of DVD on August 1, 1998. Revenues increased 24% during the nine month period ended September 30, 1998 as compared to the same period in 1997, primarily due to a 28% increase in domestic air abrasion and laser sales.

       Royalty income increased $40,561 and $102,067 for the three and nine month periods ending September 30, 1998, respectively, compared to the same periods in 1997, primarily due to the addition of a new air abrasion licensee in the fourth quarter of 1997.

       Gross profit as a percentage of sales was 52% and 55% for the three and nine month periods ended September 30, 1998 compared to 53% and 57% for the same periods in 1997. Gross profit as a percentage of sales decreased primarily due to price reductions for promotional discounts extended to North American dealers in 1998 and lower margins on a new product, the UltraCam intra oral camera.

       Management anticipates that sales will continue to increase in 1998 compared to 1997, primarily from sales of KCPs in North America. Internationally, the Company anticipates increased sales in 1998 in Europe and Japan compared to 1997. In May 1998, the Company obtained a purchase contract from Denics Co., Ltd. for lasers with $1.8 million remaining through March 1999 for distribution in Japan. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

       Selling, general and administrative expenses increased $730,600 or 41% and $1,184,354 or 20% for the three and nine months ended September 30, 1998 compared to the same periods in 1997. These increases are primarily due to increased selling and marketing expenses related to the increased North American KCP sales and to increased legal expenses related to enforcement of our patents. Research and development expenses for the three and nine months ended September 30, 1998 increased $86,385 and $261,447, representing increases of 50% and 66% compared to the same periods in 1997. The increases in 1998 are primarily due to expenses relating to clinical reports for regulatory approvals and two new products that the Company introduced in October 1998.

        Interest expense increased by $67,560 and $44,131, respectively, for the three and nine month periods ended September 30, 1998. The increase during 1998 is primarily due to the acquisition of Dental Vision Direct, Inc. in August 1998 which was funded through debt. The Company expects borrowings under its line of credit to continue into next year.

Liquidity and Capital Resources

       The Company's operating activities provided $1,054,308 in cash resources during the nine month period ended September 30, 1998, compared to $1,728,754 in the same period of 1997. The cash provided by operations in 1998 was primarily due to net income of $2,392,920, a decrease in notes receivable of $200,000 and an increase in accounts payable of $707,645, partially offset by increases in inventories of $2,802,965 and accounts receivable of $644,275. The increases in accounts payable and inventories are primarily due to increased KCP inventory to meet anticipated demand. The increase in accounts receivable is a result of increased sales in 1998.

       The Company had working capital of $14,165,345 at September 30, 1998 compared to working capital of $8,289,695 at December 31, 1997. The increase in working capital is primarily a result of the increased inventories. Investing activities for the nine months ended September 30, 1998 included the purchase of a 12,000 square foot building in Southfield, Michigan and increases in intangible assets related to the acquisition of Dental Vision Direct, Inc. ("DVD").

       At September 30, 1998, the Company had a $1,500,000 revolving line of credit from a bank, with interest at prime (8.5% at September 30, 1998), which became due in October 1998. The line of credit is secured by a pledge of the Company's accounts receivable, inventory and fixed assets. As of September 30, 1998, $1,500,000 was outstanding under this line of credit. This line of credit was not renewed and was paid in full in October 1998 with borrowings under the Company's new revolving line of credit from another bank.

       The Company entered into an agreement in September 1998 for a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5% at September 30, 1998) plus 1.5%, which is due in September 2000. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of September 30, 1998, there was no outstanding balance on this line and $7,500,000 was available.

       On August 1, 1998, the Company acquired 100% of the outstanding stock of DVD which manufacturers and markets intra oral cameras and related equipment. The purchase price was $7.620 million, payable with $3 million in cash and a promissory note in the amount of $3.9 million. The promissory note was refinanced in October 1998 with borrowings under the new line of credit. The Company also issued warrants to purchase 600,000 shares of Company common stock at a price of $5.50 per share in exchange for consulting services and non-compete agreements. The acquisition was accounted for as a purchase.

       The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

Other Matters

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. The Company has determined that it will be required to upgrade or replace portions of its software so that its computer and phone systems will properly utilize dates beyond December 31, 1999 and that certain non-IT systems, such as alarms, equipment, and heating and cooling systems may need to be upgraded or replaced. While the Company expects to be able to complete all of its planned year 2000 remediation during 1998 and believes that its systems will then be Year 2000 compliant, if such planned remediation cannot be completed prior to the end of 1999, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. Anticipated spending for Year 2000 remediation, expected to cost approximately $25,000, will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations. Through September 30, 1998, the Company has incurred approximately $15,000 attributable to year 2000 remediation.

       The Company has initiated communications with a substantial majority of its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies will be converted in a timely manner, or that a failure to convert by a supplier or customer would not have a material adverse effect on the Company. The Company considers the failure of a supplier or customer to be Year 2000 compliant to be the most reasonably likely worst case scenario, since it expects to be Year 2000 compliant prior to the end of 1998 and it has determined it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company plans to document its preliminary contingency plan by April 1999 and to finalize these plans no later than June 30, 1999 after assessing which third parties are most likely to have an adverse affect on the Company. Some material adverse affect could result despite such contingency planning.

       The costs of the project and the date by which the Company plans to complete the Year 2000 upgrades are based on management's best estimates, which were derived utilizing third party plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the compatibility of the upgrades and conversions, availability of personnel to correct capability issues and similar uncertainties.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

                            PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) The Company issued warrants to purchase a total of 600,000 shares of its common stock at $5.50 per share in exchange for consulting services and non-compete agreements in connection with the acquisition of DVD on August 5, 1998. The warrants were issued without registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4(2) of the Act. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the warrant purchaser, the lack of general solicitation, and actions taken by the Company to restrict resale of the warrants without registration, including provisions restricting the transferability of the warrants.



Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibit       Description
    -------       -----------


    2.1 Stock Purchase Agreement, dated August 5, 1998, between American Dental Technologies, Inc. and Ultrak, Inc. is incorporated by reference to Exhibit 10.56 to the Form 10-Q for the quarter ended June 30, 1998.



    4.13 Nontransferable Common Stock Purchase Warrant, dated August 5,1998, 540,000 shares is incorporated by reference to Exhibit
                  4.13 to the Form 8-K filed August 5, 1998.



    4.14 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares is incorporated by reference to Exhibit
                  4.14 to the Form 8-K filed August 5, 1998.



    4.15 Promissory Note to Ultrak, Inc. is incorporated by reference to Exhibit 4.15 to the Form 8-K filed August 5, 1998.



    4.16 Line of Credit of Agreement between NBD Bank and American Dental Technologies Inc. dated September 26, 1998.



    4.17 Revolving Business Credit Note (LIBOR - Based Interest Rate) between NBD Bank and American Dental Technologies Inc. dated September 26, 1998.

    4.18 Collateral Assignment of Patent between NBD Bank and American Dental Technologies Inc. dated September 26, 1998.



    4.19 Continuing Security Agreement between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998.



   27             Financial Data Schedule

(b) During the quarter, the Company filed one report on Form 8-K dated August 20, 1998 and amended October 20, 1998. The Form 8-K disclosed information under Items 2 and 7 pertaining to the purchase of Dental Vision Direct, Inc. ("DVD") and included the audited balance sheet as of December 31, 1997 and the related Statements of Operations and Cash Flows for the year then ended of DVD, as well as the unaudited balance sheet as of June 30, 1998 and related Statements of Operations and Cash Flows for the six months then ended of DVD.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN DENTAL TECHNOLOGIES, INC.


                                         By:  /s/ Ben J. Gallant
Dated:  November 16, 1998                     Chief Executive Officer


                                         By:  /s/ Diane M. Miller
                                              Chief Financial Officer
                                              (Principal Financial Officer and
Dated:  November 16, 1998                     Principal Accounting Officer

                                 Exhibit Index
                                 -------------





Exhibit No.              Description
-----------              -----------
   4.16                  Line of Credit
   4.17                  Revolving Business Credit Note
   4.18                  Collateral Assignment of Patent
   4.19                  Continuing Security Agreement
     27                  Financial Data Schedule

