Form 10-K
period 1998-12-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 1999-03-29
CIK 874388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the fiscal year ended December 31, 1998, or

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

               18860 West Ten Mile Road Southfield, Michigan 48075 (Address of principal executive offices)(Zip Code)

                                 (248) 395-3900
               (Registrants telephone number, including area code)

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

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $13,600,000 of March 15, 1999, based upon the last sales price reported on The Nasdaq National Market on that date. For purposes of this calculation only, all directors, executive officers and owners of more than five percent of registrant's common stock are assumed to be affiliates. There were 7,428,339 shares of the registrant's Common Stock issued and outstanding on March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrants' Proxy Statement for its 1999 Annual Meeting of
     Stockholders are incorporated by reference into Part III of this report on Form 10-K

                                     PART I


ITEM 1.    Description of Business

INTRODUCTION

       American Dental Technologies, Inc. ("American Dental" or "Company") develops, manufactures and markets high technology dental products designed for general dentistry. American Dental's primary products are air abrasive kinetic cavity preparation systems ("KCP"), pulsed dental lasers, primarily the PulseMaster models, and intra oral cameras ("Ultracam") which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas. American Dental also develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications. American Dental, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.

       During 1998, American Dental acquired The Dental Probe and Dental Vision Direct. The acquisitions are described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Acquisitions" and in Note 2 to the Notes to Consolidated Financial Statements.

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

       The KCP is sold primarily in North America, certain Asian and Pacific markets and Europe. The KCP and PAC represented approximately 65%, 76% and 67% of American Dental's total revenues in 1998, 1997 and 1996, respectively.

Laser Products

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

       American Dental introduced a diode laser, "Diolase", in October 1998. The diode laser delivers a continuous wave or gated continuous wave through a flexible fiber optic delivery system that can reach difficult recesses of the mouth. The Diolase delivers 10 watts of energy at 50 pulses per second. The Diolase is compact and portable in size, weighs approximately 11 pounds and plugs into a standard electrical outlet.

       American Dental's dental lasers, components and accessories are sold primarily in certain Asian and Pacific markets, Europe and North America. Lasers represented approximately 17%, 15% and 26% of American Dental's total revenues during 1998, 1997 and 1996, respectively.

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

Intra Oral Camera Products

         The Ultracam is a sophisticated camera system that allows the dentist to take pictures of a patient's teeth during an examination. The pictures can be projected on a video monitor in the examination room for immediate viewing by the dentist and the patient, printed or stored on a computer disk. The Ultracam systems offered vary in size from the basic cart system, which is a portable camera and printer housed in a mobile cart, to a networked system that can be untilized in several examination rooms. The networked systems combine the cart system with central printing stations, digital docking stations and examination room monitors.

         The Ultracam is utilized in the dental practice for presentation, education and as a means of communicating their services through multi-media. The recently introduced Digital Docking Station greatly enhances the value of an intra oral camera by allowing the storage of up to 40 images on a 3 1/2" computer floppy disk.

         Ultracam products are sold primarily in North America and Europe. Since its acquisition in August 1998, the Ultracam products represented approximately 11% of American Dental's total revenue in 1998.

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

       Industrial products accounted for less than 5% of American Dental's total revenues in 1998, 1997, 1996, respectively.

MARKETING, SALES AND TRAINING

General

       American Dental markets its dental products through independent distributors to general dental practitioners and certain other dental specialists in North America, certain Asian and Pacific markets and Europe. American Dental's products are marketed in North America through several large national and regional dental distributors, primarily Patterson Dental Company, Meer Dental and Sullivan Schein, Inc. Sales to Patterson Dental Company, a major domestic distributor of the Company's kinetic cavity preparation units, were approximately 30%, 34% and 28% of total revenues in 1998, 1997 and 1996, respectively. Distributors use their distribution networks to provide sales leads, shipping, installation and technical service support for the Company's products. American Dental and its distributors work cooperatively to develop prospects and close sales.

       American Dental's products are exclusively marketed in Japan by Denics Co. Ltd. ("Denics") or its affiliates and as of January 1999 has purchase commitments of approximately $5,850,000 through March 2000.

Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 12%, 10% and 25% of total revenues in 1998, 1997 and 1996, respectively.

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

       American Dental or its distributors generally provide warranty service for American Dental's products in the United States. To service its dental products, American Dental has five full-time service employees in the United States and has service arrangements with independent distributors and equipment repair companies for products in other markets. If such arrangements are unavailable, certain of American Dental's sales personnel are trained to make minor service repairs. To date, American Dental has not experienced significant service problems. Generally, the warranty for a KCP, PAC, camera or lasers is one year. American Dental provides a limited five year warranty that a PAC will deliver full curing energy in the calibrated time of ten seconds or less.

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

COMPETITION

       In general, American Dental's products are subject to intense competition, both from other advanced dental technology companies and from makers of conventional dental equipment. American Dental believes there are approximately nine companies which presently sell competing dental air abrasive products. American Dental believes there are approximately eight companies which presently sell competing intra oral camera systems. American Dental believes there are approximately eight competing companies which presently offer Nd:YAG, diode, argon, erbium, holmium or CO2 lasers for use in dentistry. American Dental has patents in the basic technologies, both in air abrasion and lasers, which the Company believes provide a competitive advantage. To the best of the Company's knowledge, American Dental's dental air abrasive and dental laser revenues exceeded those of each of these competitors for 1998.

       American Dental's KCP, PAC and PulseMaster products must also compete with conventional treatment methods using dental instruments or equipment which are generally less expensive and with which dentists are more familiar.

       Many of these competing companies, particularly those which manufacture traditional dental equipment, may have been in business longer, have greater resources and have a larger distribution network than American Dental. American Dental's competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products. While American Dental believes its products are competitive in terms of capabilities, quality and price, competition has, and may in the future, adversely affect American Dental's business.

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

MANUFACTURING AND SUPPLIERS

       American Dental manufactures, assembles and services its products at its ISO 9001-certified facility in Corpus Christi, Texas. Certification under the ISO 9001 standard represents the highest level of facility certification attainable, and places the Company in a unique position among high tech dental product manufacturers. Manufacturing certification became a requirement for all medical products distributed or sold in Europe as of July 1, 1998.

       American Dental's products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers and/or fabricated internally at its manufacturing facility. American Dental has modern machining capability allowing it to control the production of certain non-standard parts. American Dental uses numerous suppliers for standard parts and for fabrication of certain parts. Although most of the parts and components used in its products are available from multiple sources, American Dental presently obtains several parts and components from single sources. Lack of availability of certain parts and components could result in production delays. Management has identified alternate suppliers and believes any delays would be minimal. While the loss of American Dental's relationship with a particular supplier might result in some production delays, such a loss is not expected to materially affect American Dental's business.

RESEARCH AND DEVELOPMENT

       Most research and development, prototype production and testing activities take place at the Texas facility, although some research and development work is performed for American Dental by consultants. The Texas facility has an engineering and CAD/CAM drafting staff which is capable of producing new product prototypes. Although American Dental expects to continue to conduct most of its own research and development activities, American Dental will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complementary products.

       American Dental's research and development expenditures for 1998, 1997 and 1996 were $947,202, $641,984 and $668,796, respectively. American Dental's current research and development efforts are focused on new and expanded applications for the laser and KCP in dentistry, enhanced laser technology and complementary products for the dental market.

GOVERNMENTAL REGULATION

       American Dental's dental products are subject to significant governmental regulation in the United States and certain other countries. In order to conduct clinical tests and to market products for therapeutic use, American Dental must comply with procedures and standards established by the United States Food and Drug Administration ("FDA") and comparable foreign regulatory agencies. Changes in existing regulations or adoption of additional regulations may adversely affect American Dental's ability to market its existing products or to market enhanced or new dental products.

United States Regulatory Requirements

       The FDA granted clearance to market the KCP for hard-tissue applications and the PulseMaster dental lasers for soft-tissue procedures in late 1992. Clearance to market the PAC was granted by the FDA in mid-1995. The PulseMaster received FDA clearance to market for laser curettage in March 1997 and a diode laser was granted soft tissue clearance in September 1997. The Company has pending applications to market the PulseMaster for hard tissue application and reduction of periodontal bacteria. The receipt of FDA clearance requires proof of the product's safety and efficacy or that the product is substantially equivalent to products which have already received FDA clearance. Such clearances, if obtained, may take from three months to several years to receive.

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

       European regulations required ISO 9001 certification as of July 1998 for all medical products distributed or sold in Europe. American Dental's manufacturing facility received ISO 9001 certification in 1997.

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

FOREIGN OPERATIONS -

       See "American Dental Technologies, Inc. Notes to Financial Statements,
 Note 8."

EMPLOYEES

       On March 1, 1999, American Dental had 111 full-time employees and 7 part-time employees. Of these employees, 35 were engaged in direct sales and marketing activities and 63 in manufacturing activities. The remaining employees are in finance, administration, customer service, and research and development. American Dental has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information concerning each of the current executive officers of American Dental who are elected to serve at the discretion of the Board of Directors.

                  Name                      Age        Position
                  --------------------------------------------------------------------------------------
                  Ben J. Gallant            65         President, Chief Executive Officer and Director
                  Diane M. Miller           37         Chief Financial Officer
                  John E. Vickers           52         Executive Vice President, Secretary and Director
                  William S. Parker         53         Senior Vice President - Dental
                  William E. Graham         40         Vice President - Sales
                  Terry D. Myers            51         Vice President - Research & Clinical
                  William D. Myers          57         Chairman of the Board of Directors


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

Diane M. Miller - Ms. Miller is a certified public accountant and was appointed Chief Financial Officer in December 1993. She had been the Controller of American Dental since March 1992. Prior to joining American Dental, Ms. Miller spent eight years with the accounting firm of Ernst & Young, most recently as an audit manager.

John E. Vickers III - Mr. Vickers was appointed Executive Vice President - Operations in August 1998. He had been the Senior Vice President - Operations of American Dental since November 1996 and became a director in

July 1996. Mr. Vickers had served as Texas Air's chief financial officer and legal counsel since June 1993 and had various operating responsibilities with Texas Air. From December 1991 until September 1994, Mr. Vickers was of counsel to the law firm of Novak, Vickers and Burt. Mr. Vickers had been engaged in the practice of law for 25 years.

William S. Parker - Mr. Parker was appointed Senior Vice President - Dental in August 1998. He had been the Vice President - Marketing and Sales of American Dental since November 1996. Mr. Parker had been New Product Manager for American Dental since joining the Company in June 1991.

William E. Graham - Mr. Graham was appointed Vice President - Sales in March 1999. Mr. Graham had been National Sales Manager - Ultracam for American Dental since joining the Company in August 1998. Prior to joining American Dental, Mr. Graham was a high tech product consultant for Meer Dental, a large regional dental distributor, from November 1996 until August 1998. From August 1993 to November 1996, he was a sales representative for Insight Imaging, Inc., an intra oral camera manufacturer.

Terry D. Myers, D.D.S. - Dr. Myers became Vice President - Research and Clinical in January 1998. Dr. Myers has been a dentist for more than 20 years. He is one of the founders of American Dental and a co-inventor of the Company's first dental laser. Dr. Myers had been Senior Vice President - Dental Division since November 1996 and from November 1993 until November 1996, Dr. Myers was Director of Education and Training. He has been the executive director of The Institute for Advanced Dental Technologies since it was founded in 1990. He is the brother of William D. Myers, American Dental's Chairman of the Board.

William D. Myers, M.D. - Dr. Myers is one of the founders of American Dental and a co-inventor of the Company's first dental laser. He has been Chairman of the Board of American Dental since January 1990. Dr. Myers has been a practicing ophthalmologist for more than 20 years and is the founder and director of the Michigan Eyecare Institute. Dr. William Myers and Dr. Terry Myers are brothers.

ITEM 2.    DESCRIPTION OF PROPERTIES

       In April 1998, the offices of American Dental relocated to an acquired 12,000 square foot office building at 18860 W. Ten Mile Rd., Southfield, Michigan 48075. Prior to this time, American Dental leased approximately 5,000 square feet for its principal executive offices located at 28411 Northwestern Highway, Suite 1100, Southfield, Michigan 48034.

       American Dental owns an approximately 43,000 square foot manufacturing facility on 5.2 acres located at 5555 Bear Lane, Corpus Christi, Texas 78405.


ITEM 3.    LEGAL PROCEEDINGS

       On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. American Dental sought injunctive relief and money damages because of the wrongful activities of Kreativ and those individuals, including without limitation: for disparagement of American Dental's business reputation and KCP products; false advertising; unfair and deceptive business practices and trade defamation. In January 1997, the federal court awarded American Dental a preliminary injunction ordering Kreativ and the two individuals to stop making certain patently false statements which misrepresent the ability of American Dental's KCP to perform several classes of cavity preparation. The court also ordered Kreativ to print a retraction. In August 1998, the Court granted American Dental summary judgement for liability against Kreativ for false advertising. The trial for damages was held in January 1999 and the Company was awarded $635,203. In February 1999, the Company requested the court to award enhanced damages, attorneys fees and other costs. The court has not yet ruled on the Company's request at this time. The Company has not recognized the $635,203 award in its 1998 financial statements due to the pending rulings.

       On July 7, 1997, the Company filed a second lawsuit against Kreativ in the United States District Court for the Southern District of Texas. The Company is seeking injunctive relief and money damages for infringement of certain of the Company's patents, including treble damages for certain willful infringements, due to Kreativ's making, using, selling and offering for sale systems which come within the scope of the patents. In December 1998, certain claims by the Company were dismissed on procedural grounds. The Company is appealing this decision and will vigorously pursue its reversal. Kreativ has filed a counter claim against the Company for false advertising. The Company is unable to estimate the range of possible loss that may result from this claim. The Company is vigorously defending these claims and has incurred legal expenses related to these claims in excess of $850,000, of which approximately $500,000 has been recorded as a receivable as the Company expects to be reimbursed for these expenses from the Company's insurance companies.

       On May 5, 1998, the Company filed a third lawsuit against Kreativ in the United States District Court for the Southern District of Texas. The Company is seeking injunctive relief and money damages for infringement of U.S. Patent No. 5,476,596 issued on May 5, 1998, including treble damages for certain willful infringements due to Kreativ's making, using, selling and offering for sale, systems which come within the scope of the patent. A trial date has been tentatively scheduled for July 1999.




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


                                                                 Closing Price
                                                            High               Low
                                                        ------------------------------
                           1997
                           First Quarter                  $ 12.000           $ 4.750
                           Second Quarter                    7.750             4.625
                           Third Quarter                    10.375             4.562
                           Fourth Quarter                    8.375             4.500

                           1998
                           First Quarter                   $ 5.375           $ 4.750
                           Second Quarter                    5.563             4.438
                           Third Quarter                     5.063             3.500
                           Fourth Quarter                    4.375             3.438


       The records of the transfer agent reflect that as of March 19, 1999, there were approximately 4,000 beneficial and record holders of American Dental common stock based upon the records of the Company's stock transfer agent and security position listings.

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



                                                     (in thousands, except per share amounts)


                                      1998             1997              1996             1995              1994
                                      --------------------------------------------------------------------------

Operating Data:
Net revenue                          $28,285           $21,652           $20,510          $13,617         $11,531
Net income (loss)                      8,849(1)          3,621             5,628(2)        (1,274)         (4,181)

Net income (loss)
   per common share
   assuming dilution                   $1.20              $.47              $.90            $(.34)         $(1.28)

Weighted average number
   of common shares                    7,375             7,640(5)          6,284(5)         3,836(6)        3,291(7)

Balance Sheet Data:
Total assets                         $41,855(3)        $22,530           $21,280(4)       $12,984         $11,137
Long-term obligations                  6,271               135               577            3,664           4,030
Stockholders' equity (8)              31,809            20,257            16,809(5)         1,832(6)        2,190(7)
Working capital (deficit)             17,504             8,290             5,153           (1,437)(9)          12


-----------------


(1) Includes $5,072,117 income tax benefit related to reversal of a previously recorded deferred tax asset valuation allowance

(2) Includes $2,700,000 related party royalty income and a $560,000 restructuring expense.

(3) Includes goodwill of $4,229,500 and other assets of $3,948,000 recorded in connection with the acquisitions of The Dental Probe and Dental Vision Direct in February 1998 and August 1998, respectively.

(4) Includes goodwill of $6,124,999 and other assets of $2,447,330 recorded in connection with the acquisition of Texas Airsonics, Inc. on July 31, 1996.

(5) Includes 2,857,443 shares of common stock issued in connection with the acquisition of Texas Airsonics, Inc.

(6) Includes 222,222 shares of restricted common stock issued in a private placement.

(7) Includes 749,750 shares of restricted common stock issued in a private placement.

(8)  No dividends were paid on the common stock during the periods presented.

(9) Includes $1,500,000 current note payable, proceeds of which were utilized for a $1,410,000 non-current deposit related to litigation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Business Acquisitions

         On August 1, 1998, the Company acquired 100% of the outstanding stock of Dental Vision Direct ("DVD"), which manufactures and markets intra oral cameras and related equipment. The total consideration paid was $7,620,000, including $3,000,000 in cash, a promissory note of $3,900,000 and warrants to purchase 600,000 shares of Company common stock at a price of $5.50 per share. The $3,900,000 promissory note was repaid in October 1998 with proceeds from the line of credit as described in Note 4 to the consolidated financial statements. The acquisition was accounted for as a purchase and, accordingly, the total consideration paid of $7,620,000 has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $3,837,000 has been allocated to goodwill to be amortized over a 25 year period. The results of operations for DVD have been included in the consolidated statements of operations for the Company from the acquisition date.

         On February 15, 1998, the Company acquired 100% of the outstanding stock of the Dental Probe, Inc. ("TDP") in exchange for $250,000 in cash and 61,500 shares of common stock. The acquisition was accounted for as a purchase and accordingly, the total consideration paid of $557,500, has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $392,500 has been allocated to goodwill to be amortized over a fifteen year period. The results of operations for TDP have been included in the consolidated statements of operations for the Company from the acquisition date.

         On July 31, 1996, the Company acquired 100% of the outstanding stock of Texas Airsonics, Inc. ("Texas Air") in exchange for 2,857,443 shares of the Company's common stock and warrants to purchase 1,749,228 additional shares of common stock at $5.6416 per share for a period commencing August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total consideration of $8,572,329 has been allocated to the acquired identifiable assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess consideration of $6,124,999 has been allocated to goodwill to be amortized over a fifteen year period. The results of operations for Texas Air have been included in the consolidated statements of operations for the Company from the acquisition date.


Results of Operations

       For the year ended December 31, 1998, the Company earned $8,849,317 compared to $3,621,770 for the same period in 1997. Net income in 1998 includes recognition of a $5,072,117 income tax benefit related to the Company's net operating loss carryforwards and other temporary differences, that had been previously reserved, and 1997 net income includes a non-recurring license fee of $375,000. Excluding the income tax benefit in 1998 and the non-recurring license fee in 1997, net income was $3,777,200 in 1998 compared to $3,246,770 in 1997.
This 16% increase is primarily due to increased revenues. Income from operations for 1998 was $3,841,990 compared to $3,220,277 in 1997. This 19% increase in income from operations was primarily due to increased revenues, which was partially offset by increased legal fees incurred during 1998 for defending the Company's business reputation and patents (see Item 3. Legal Proceedings).

       For the year ended December 31, 1997, the Company earned $3,621,770 compared to net income of $5,628,786 for 1996. The decrease in net income is primarily due to the recognition of non-recurring royalty income of $2,700,000 in 1996. Income from operations for 1997 was $3,220,277 compared to $2,930,804 in 1996. The 10% increase in income from operations is primarily due to increased gross profit, resulting from the acquisition of Texas Air in July 1996. The increased gross profit was offset by increased selling, general and administrative expenses, primarily due to research and development, legal, and marketing expenses of $1,220,000 shared with Texas Air prior to its acquisition in 1996.

       For the year ended December 31, 1998, the Company's revenues increased 31% compared to 1997. This increase in revenues is primarily due to a 32% increase in revenues in North America, a 44% increase in revenues in Japan and a 2% increase in Europe. The increase in North America is due to the addition of the Ultracam intra oral product line as a result of the acquisition of Dental Vision Direct in August 1998 and increased sales of the stand alone curing light. The increase in revenues in Japan and Europe reflect an increase in purchasing in 1998 compared to 1997 and 1996. The Japanese and European distributors had reduced purchasing in 1997 and 1996 to lower their inventory levels.

       For the year ended December 31, 1997, the Company's revenues increased 6% compared to 1996. This increase was primarily due to a 51% increase in revenues in North America, which was significantly offset by a 52% reduction in revenues in Europe and a 56% reduction in Japan. The increase in North America was primarily due to an increase in revenues from the KCP product line. The reductions in Europe and Japan were related to distributors reducing existing inventories and poor economic conditions.

         Management anticipates that revenues will continue to improve in 1999 compared to 1998, primarily in North America and Japan. In North America, the Ultracam product line is expected to be a significant contributor to the increase in anticipated revenues in 1999. Further, the Company has received purchase contracts from Denics Co., Ltd. for lasers and curing lights aggregating $5,850,000 through March 2000 for distribution in Japan. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

         Gross profit as a percentage of revenues was 54% for the year ended December 31, 1998, compared to 57% in 1997 and 49% in 1996. The decrease in gross profit as a percentage of revenues in 1998 compared to 1997 is due to price reductions for promotional discounts extended to North American distributors and a lower gross profit as a percentage of revenues on the Ultracam product line. The increase in gross profit as a percentage of revenues in 1997 compared to 1996 is attributable to the July 1996 acquisition of Texas Air, the manufacturer of the Company's KCP product line. This acquisition increased the gross profit on KCP products due to the addition of the manufacturing margin after the acquisition date.

         Selling, general and administrative expenses were $10,618,210 in 1998, $8,418,271 in 1997 and $5,894,834 in 1996. The increase in 1998 is attributable to increased selling and marketing expenses in North America and legal expenses in excess of $500,000, for the purpose of defending the Company's business reputation and patents. The increase in 1997 from 1996 is attributable to the Company's manufacturing agreement with Texas Air, prior to its acquisition, to share legal and marketing expenses. Additionally, the 1997 expense levels reflect increased commissions on sales in North America, the addition of Texas Air's selling and administrative expenses, and the amortization of goodwill resulting from the acquisition of Texas Air.

         As part of its efforts to consolidate management and manufacturing operations after the acquisition of Texas Air in July 1996, the Company incurred $560,000 in restructuring expenses related to the employment termination of the Company's previous chief executive officer and the severance of approximately ten employees resulting from the relocation of the California laser manufacturing operations to the Texas facility. Approximately $100,000, $250,000 and $210,000 of the restructuring costs were paid in 1996, 1997 and 1998, respectively.

         Research and development expenses were $947,202 in 1998, $641,984 in 1997 and $668,796 in 1996. The increase in research and development expense during 1998 was due to expenses relating to clinical reports for regulatory approvals and the completion of two new products. The decrease in research and development in 1997 from 1996 is primarily due to reduced personnel costs and the completion of clinical trials related to governmental approval for laser applications in 1996.

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

         Interest expense was $206,856 in 1998, $52,857 in 1997 and $110,556 in
1996. The increase in interest expense in 1998 is primarily due to the debt incurred to fund the acquisition of DVD in August 1998.

         In 1998, the Company reversed its previously recorded deferred tax asset valuation allowance as the Company determined that it was more likely than not that they would realize the related deferred tax asset. The effect of the reversal was to increase net income by $5,072,117 for this income tax benefit. The Company's income taxes at U. S. statutory rates differs from its recorded income tax benefit primarily due to the reversal of a previously recorded deferred tax valuation allowance in 1998. At December 31, 1998, the Company had net deferred tax assets totaling $5,303,000, primarily consisting of a net operating loss carryforward of $4,047,000. These net operating loss carryforwards expire in various amounts in the years 2006 through 2010.


Liquidity and Capital Resources

         The Company's operating activities provided $1,019,062 in cash resources in 1998. Cash provided by operating activities in 1998 was due to net income of $8,849,317, resulting primarily from increased revenues in Japan and North America, an increase in accounts payable of $1,580,876 and $1,469,910 of non-cash depreciation and amortization expense. Cash provided by operating activities was reduced primarily by a non-cash change in deferred taxes of $5,212,619 and changes in operating assets and liabilities, including an increase in accounts receivable of $2,221,040 and an increase in inventory of $3,788,370.

         The Company's investing activities used $4,865,083 in cash resources in 1998. The cash used in investing activities in 1998 related to the acquisitions of DVD and The Dental Probe, the purchase of an office building in Southfield, Michigan and an expansion of the manufacturing facility in Corpus Christi, Texas.

         At December 31, 1998, the Company had a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5.30% at December 31, 1998) plus 1.5%, which expires in September 2000. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of December 31, 1998, the Company had $5,950,000 outstanding and $1,550,000 available under this line of credit. The borrowings were used to fund the Company's acquisition of DVD.

       The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.


Year 2000 Issue

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. The Company has determined that it will be required to upgrade or replace portions of its software so that its computer and phone systems will properly utilize dates beyond December 31, 1999 and that certain non-IT systems, such as alarms, equipment, and heating and cooling systems may need to be upgraded or replaced. The Company expects to be able to complete all of its planned year 2000 remediation by the end of the second quarter of 1999 and believes that its systems will then be Year 2000 compliant. If such planned remediation cannot be completed prior to the end of 1999, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. Anticipated spending for Year 2000 remediation, expected to cost approximately $50,000, will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations. Through December 31, 1998, the Company has incurred approximately $15,000 attributable to year 2000 remediation.

       The Company has initiated communications with a substantial majority of its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies will be converted in a timely manner, or that a failure to convert by a supplier or customer would not have a material adverse effect on the Company. The Company considers the failure of a supplier or customer to be Year 2000 compliant to be the most reasonably likely worst case scenario, since it expects to be Year 2000 compliant prior to the end of the second quarter of 1999 and it has determined it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company plans to document its preliminary contingency plan by April 1999 and to finalize these plans no later than June 30, 1999 after assessing which third parties are most likely to have an adverse effect on the Company. Some material adverse effect could result despite such contingency planning.

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

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         In the normal course of business, the Company is subject to market exposure from changes in foreign exchange rates, interest rates and raw material prices.

         Foreign Currency

         The Company sells its products in North America, Europe (primarily Germany), Japan and other foreign countries. The Company is headquartered in the United States and has a German subsidiary. Except for revenues generated by its German subsidiary, the Company sells its products to its foreign customers in United States dollars. As a result the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the United States dollar and the German deutsche mark.

         As currency rates change, translation of the income statements of the Company's German subsidiary into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from the German operations are generally reinvested locally.

         As of December 31, 1998, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk are $964,512. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $96,451.

         Interest Rate Risk

         The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's long term debt represents borrowings under a revolving line of credit at the bank's prime rate and various notes at Eurodollar rates plus 1.5% and is sensitive to changes in interest rates. The borrowings under the Eurodollar rates have maturity dates varying between 30 to 120 days. At December 31, 1998, the weighted average interest rate of the $5,950,000 debt was 6.88% and the fair value of the debt approximates its carrying value.

         The Company had interest expense of $206,856 in 1998. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the December 31, 1998 debt was outstanding for the entire year, would be approximately $118,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





Financial Statements




                         Report of Independent Auditors






Stockholders and Board of Directors
American Dental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Dental Technologies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Dental Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                                 Ernst & Young LLP

Detroit, Michigan
February 26, 1999

                       American Dental Technologies, Inc.
                      Consolidated Statements of Operations






                                                            Year Ended December 31
                                                 1998                1997                  1996
                                          ---------------------------------------------------------
Revenues:
  Equipment:
   Trade                                    $ 24,545,421          $ 19,386,836          $ 15,375,663
   Related party (Note 3)                      3,465,819             2,060,505             5,099,313
                                            ------------          ------------          ------------
                                              28,011,240            21,447,341            20,474,976
  Royalties                                      273,480               204,533                35,246
                                            ------------          ------------          ------------
                                              28,284,720            21,651,874            20,510,222
Cost of sales:
   Trade                                      12,877,318             9,371,342             9,329,352
   Related party (Note 2)                           --                    --               1,126,436
                                            ------------          ------------          ------------
                                              12,877,318             9,371,342            10,455,788
                                            ------------          ------------          ------------

Gross profit                                  15,407,402            12,280,532            10,054,434

Selling, general and administrative           10,618,210             8,418,271             5,894,834
Restructuring (Note 2)                              --                    --                 560,000
Research and development                         947,202               641,984               668,796
                                            ------------          ------------          ------------
Income from operations                         3,841,990             3,220,277             2,930,804
Other income (expense)
   License transfer fee (Note 6)                    --                 375,000                  --
   Royalty income - non-recurring:
     Related party (Note 3)                         --                    --               2,700,000
   Other income                                  142,066                79,350               108,538
   Interest expense                             (206,856)              (52,857)             (110,556)
                                            ------------          ------------          ------------
Income before income taxes                     3,777,200             3,621,770             5,628,786
Income tax benefit                            (5,072,117)                 --                    --
                                            ------------          ------------          ------------
Net income                                  $  8,849,317          $  3,621,770          $  5,628,786
                                            ============          ============          ============



Net income per share                             $  1.21               $  0.52                $ 1.08
                                                 =======               =======                ======

Net income per share
   assuming dilution                             $  1.20               $  0.47                $ 0.90
                                                 =======               =======                ======





                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets






                                                                                December 31
                                                                           1998              1997
                                                                       -----------------------------
         Assets
         Current assets:
           Cash                                                         $1,409,404      $ 1,831,683
           Accounts receivable:
              Trade, less allowance of $175,000
                in 1998 and $250,000 in 1997                             4,423,633        3,129,352
              Related parties (Note 3)                                   1,143,475          223,150
                                                                        ----------      -----------
                                                                         5,567,108        3,352,502

           Inventories (Note 1)                                         11,225,208        4,128,905
           Deferred taxes                                                1,857,143           90,000
           Prepaid expenses and other current assets                       919,633          524,084
           Note receivable-related party (Note 3)                          300,000          500,000
                                                                       -----------      -----------
         Total current assets                                           21,278,496       10,427,174

         Deferred taxes                                                  3,445,476              ---
         Property and equipment, net (Note 1)                            2,462,747        1,199,130
         Intangible assets, net (Notes 1,2 and 3):
           Goodwill                                                     12,170,149        8,712,250
           Air abrasive technology rights                                  730,878          909,918
           Other                                                         1,667,439        1,181,835
                                                                       -----------      -----------
                                                                        14,568,466       10,804,003
         Other receivable (Note 6)                                         100,000          100,000
                                                                       -----------      -----------
         Total assets                                                  $41,855,185      $22,530,307
                                                                       ===========      ===========





                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets



                                                                        December 31
                                                                1998                1997
                                                            ---------------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Notes payable                                           $         --          $    250,000
  Accounts payable                                           2,877,517             1,316,986
  Compensation and employee benefits                           405,850               247,025
  Other accrued liabilities                                    491,180               323,468
                                                          ------------          ------------
Total current liabilities                                    3,774,547             2,137,479

Other non-current liabilities (Note 4)                         321,336               135,392
Notes payable (Note 4)                                       5,950,000                    --
Commitments and contingencies (Note 4 and 9)                        --                    --


Stockholders' equity:
  Preferred stock, $.01 par value, authorized
     10,000,000 shares; none outstanding
  Common stock, $.04 par value, authorized
     12,500,000 shares; outstanding: 7,419,259
     shares in 1998; and 6,948,011 shares in 1997              296,773               277,923
  Additional paid-in capital                                42,359,016            40,446,624
  Warrants and options                                         772,500                    --
  Accumulated deficit                                      (11,513,230)          (20,362,547)
  Foreign currency translation                                (105,757)             (104,564)
                                                          ------------          ------------
Total stockholders' equity                                  31,809,302            20,257,436
                                                          ------------          ------------
Total liabilities and stockholders' equity                $ 41,855,185          $ 22,530,307
                                                          ============          ============




                             See accompanying notes.

                       American Dental Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                           Year ended December 31
                                                                 1998                1997               1996
                                                           ---------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $ 8,849,317          $ 3,621,770          $ 5,628,786
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                244,566              121,435              542,686
     Amortization                                              1,225,344              990,742              728,199
     Deferred taxes                                           (5,212,619)             (45,000)                  --
     Other non-cash gains                                             --             (100,000)              (1,335)
     Advances from Texas Airsonics, Inc. prior
       to acquisition                                                 --                   --              399,474
   Changes in operating assets and liabilities:
     Accounts receivable                                      (2,221,040)             124,343           (1,373,980)
     Inventories                                              (3,788,370)            (905,068)            (239,740)
     Prepaid expenses and other current assets                  (300,218)             (29,098)             216,276
     Notes and other receivables                                 200,000             (600,000)                  --
     Prepaid foreign taxes                                            --                   --              225,000
     Accounts payable                                          1,580,876             (754,470)          (2,128,263)
     Compensation and employee benefits                          157,977               11,243             (109,180)
     Other accrued liabilities                                    99,240             (694,750)            (829,396)
     Other non-current liabilities                               183,989              (41,780)             145,182
     Deferred royalty income                                          --                   --           (3,000,000)
                                                             -----------          -----------          -----------
Net cash provided by operating activities                      1,019,062            1,699,367              203,709

INVESTING ACTIVITIES
Acquisition of businesses                                     (3,315,000)                  --                   --
Purchases of property, plant & equipment                      (1,242,296)            (126,718)            (397,788)
Increase in intangible assets                                   (307,787)          (1,087,639)            (367,071)
Cash obtained upon merger                                             --                   --              217,772
Decrease in non-current deposits                                      --                   --            1,410,267
                                                             -----------          -----------          -----------
Net cash providing by (used in) investing activities          (4,865,083)          (1,214,357)             863,180

FINANCING ACTIVITIES
Payments on note payable to related party                             --             (500,000)            (200,000)
Payments on note payable                                      (5,800,000)            (250,000)          (1,290,000)
Proceeds from note payable                                     7,600,000                   --              500,000
Proceeds from exercise of warrants                             1,564,000                   --                   --
Proceeds from exercise of stock options                           59,742              264,481               89,585
                                                             -----------          -----------          -----------
Net cash provided (used in) by financing activities            3,423,742             (485,519)            (900,415)
                                                             -----------          -----------          -----------
Increase (decrease) in cash                                     (422,279)                (509)             166,474

Cash at beginning of year                                      1,831,683            1,832,192            1,665,718
                                                             -----------          -----------          -----------
Cash at end of year                                          $ 1,409,404          $ 1,831,683          $ 1,832,192
                                                             ===========          ===========          ===========




                             See accompanying notes.

                        American Dental Technologies, Inc
                 Consolidated Statements of Stockholders' Equity






                                                                Additional   Warrants                    Foreign
                                          Common Stock           Paid-In        and     Accumulated      Currency
                                       Shares        Amount      Capital      Options      Deficit      Translation        Total
                                     ----------------------------------------------------------------------------------------------

Balance at January 1, 1996           3,934,627   $ 157,387    $ 31,288,188   $     --    $(29,613,103)  $  (24,483)   $  1,807,989
  Net income for 1996                                                                       5,628,786                    5,628,786
  Foreign currency translation                                                                             (19,105)        (19,105)
                                                                                                                      ------------
       Comprehensive income                                                                                              5,609,681
                                                                                                                      ------------
  Exercise of stock options             25,560       1,023          88,562                                                  89,585
  Issuance of common stock for
    intellectual property rights        26,230       1,049          88,651                                                  89,700
  Issuance of common stock for
    property (Note 3)                   38,945       1,558         261,319                                                 262,877
  Issuance of common stock for
    Texas Airsonics, Inc. (Note 2)   2,857,443     114,298       8,458,031                                               8,572,329
  Issuance of common stock for
    investment in
    joint venture (Note 3)              53,548       2,142         331,192                                                 333,334
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1996         6,936,353     277,457      40,515,943         --     (23,984,317)     (43,588)     16,765,495
  Net income for 1997                                                                       3,621,770                    3,621,770
  Foreign currency translation                                                                             (60,976)        (60,976)
                                                                                                                      ------------
       Comprehensive income                                                                                              3,560,794
                                                                                                                      ------------
  Exercise of stock options             65,205       2,608         261,872                                                 264,480
  Redemption of stock cancellation
    of joint venture (Note 3)          (53,547)     (2,142)       (331,191)                                               (333,333)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1997         6,948,011     277,923      40,446,624         --     (20,362,547)    (104,564)     20,257,436
  Net income for 1998                                                                       8,849,317                    8,849,317
  Foreign currency translation                                                                              (1,193)         (1,193)
                                                                                                                      ------------
       Comprehensive income                                                                                              8,848,124
                                                                                                                      ------------
  Issuance of common stock for
    acquisition of business (Note 2)    61,500      2,460          305,040                                                 307,500
  Exercise of stock options             18,748        750           58,992                                                  59,742
  Issuance of options for intangible
    assets                                                                      52,500                                      52,500
  Exercise of warrants                 391,000     15,640        1,548,360                                               1,564,000
  Issuance of warrants for
    acquisition of business (Note 2)                                           720,000                                     720,000
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1998         7,419,259  $ 296,773     $ 42,359,016   $ 772,500   $(11,513,230)  $($105,757)   $ 31,809,302
                                     =========  =========     ============   =========   ============   ==========    ============








                             See accompanying notes.

                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.     Organization and Significant Accounting Policies


Principles of Consolidation

American Dental Technologies, Inc. (the "Company") develops, manufactures, markets and sells high technology products for dentistry. The consolidated financial statements include the accounts and operations of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.

Inventories

Inventories are stated at the lower of cost, determined by the first-in first-out method, or market. At December 31, inventories consisted of the following:



                                                     1998                 1997
                                              -----------------------------------
        Finished goods                            $ 1,255,608         $   920,919
        Raw materials, parts and supplies           9,969,600           3,207,986
                                                  -----------         -----------
                                                  $11,225,208         $ 4,128,905
                                                  ===========         ===========


Inventories at December 31, 1998 and 1997 are net of valuation allowances of $555,000 and $715,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years. At December 31, property and equipment consisted of the following:



                                                      1998            1997
                                                  ----------------------------
        Building and improvements              $ 1,469,583          $   745,266
        Office furniture and equipment           2,737,837            1,953,969
                                               -----------          -----------
                                                 4,207,420            2,699,235
        Accumulated depreciation                (1,744,673)          (1,500,105)
                                               -----------          -----------
                                               $ 2,462,747          $ 1,199,130
                                               ===========          ===========

Intangible Assets

Intangible assets consist of goodwill, air abrasive technology rights, patents, distribution rights and organization costs and are stated at cost less accumulated amortization. The Company is amortizing goodwill over periods ranging from 15 to 25 years, air abrasive technology rights over 10 years and other intangible assets over lives ranging from 5 to 17 years. Accumulated amortization was $4,351,647 and $3,126,303 at December 31, 1998 and 1997,
respectively.

The Company periodically evaluates intangible assets for indicators of impairment in value. When impairment is indicated, the Company revalues the assets based on their estimated fair value.

Revenue Recognition

The Company recognizes revenues and related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its largest distributors under terms which require shipment to a local independent warehouse.

                   Notes to Consolidated Financial Statements
                                December 31, 1998

1.     Organization and Significant Accounting Policies (continued)

Net Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:




                                                          1998               1997              1996
                                                          ----               ----              ----
Numerator:
   Net income                                          $8,849,317         $3,621,770         $5,628,786
                                                       ----------         ----------         ----------
  Numerator for basic and diluted earnings per
     share - income available to common
     stockholders after assumed conversions            $8,849,317         $3,621,770         $5,628,786

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                            7,310,510          6,933,740          5,193,192

   Effect of dilutive securities:
     Employee stock options                                51,626            138,409            181,468
     Warrants                                              12,858            568,231            909,720
                                                       ----------         ----------         ----------

   Dilutive potential common shares
     Denominator for diluted earnings per
       share - adjusted weighted-average
       shares after assumed conversions                 7,374,994          7,640,380          6,284,380
                                                       ==========         ==========         ==========

   Net income per share                                   $1.21              $0.52             $1.08
                                                          =====              =====             =====

   Net income per share assuming dilution                 $1.20              $0.47             $0.90
                                                          =====              =====             =====


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

Advertising

The Company expenses advertising costs as incurred. Advertising expense approximated $1,353,500, $1,042,000 and $530,000 in 1998, 1997 and 1996,
respectively.

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

                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.     Organization and Significant Accounting Policies (continued)

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1998.

2.     Business Acquisitions

Dental Vision Direct

On August 1, 1998, the Company acquired 100% of the outstanding stock of Dental Vision Direct ("DVD"), which manufactures and markets intra oral cameras and related equipment. The total consideration paid was $7,620,000, including $3,000,000 in cash, a promissory note of $3,900,000 and warrants to purchase 600,000 shares of Company common stock at a price of $5.50 per share. The $3,900,000 promissory note was repaid in October 1998 with proceeds from the line of credit as described in Note 4. The acquisition was accounted for as a purchase and, accordingly, the total consideration paid of $7,620,000 has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $3,837,000 has been allocated to goodwill to be amortized over a 25 year period. The results of operations for DVD have been included in the consolidated statements of operations for the Company from the acquisition date.

The following unaudited pro forma financial information for the twelve months ended December 31, 1998 and 1997 assume the DVD acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of DVD been consummated on the dates indicated, nor are they necessarily indicative of the company's future results of operations.


                                                Year Ended December 31
                                            1998                     1997
                                            -----------------------------
         Revenues                       $32,313,902               $29,081,521
         Net income                       8,932,401                 2,270,229
         Net income per share                 $1.21                     $0.30


The Dental Probe

On February 15, 1998, the Company acquired 100% of the outstanding stock of the Dental Probe, Inc. ("TDP") in exchange for $250,000 in cash and 61,500 shares of common stock. The acquisition was accounted for as a purchase and accordingly, the total consideration paid of $557,500, has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $392,500 has been allocated to goodwill to be amortized over a fifteen year period. The results of operations for TDP have been included in the consolidated statements of operations for the Company from the acquisition date.


Texas Airsonics, Inc.

On July 31, 1996, the Company acquired 100% of the outstanding stock of Texas Airsonics, Inc. ("Texas Air") in exchange for 2,857,443 shares of the Company's common stock and warrants to purchase 1,749,228 additional shares of common stock at $5.6416 per share for a period commencing August 1, 1997 and ending July 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the total consideration of $8,572,329 has been allocated to the acquired identifiable assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess consideration of $6,124,999 has been allocated to goodwill to be amortized over a fifteen year period. The results of operations for Texas Air have been included in the consolidated statements of operations for the Company from the acquisition date.

                   Notes to Consolidated Financial Statements
                                December 31, 1998

2.     Business Acquisitions (continued)

The Company's purchases of KCP units and related parts from Texas Air were approximately $3,650,000 for the seven months ended July 31, 1996. Texas Air shared research and development, legal, and marketing costs of $1,220,000 through July 31, 1996.

As part of its efforts to consolidate management and manufacturing operations after the acquisition of Texas Air in July 1996, the Company incurred $560,000 in restructuring expenses related to the employment termination of the Company's previous chief executive officer and the severance of approximately ten employees resulting from the relocation of the California laser manufacturing operations to the Texas facility. The Company paid approximately $210,000, $250,000 and $100,000 related to these restructuring costs in 1998, 1997 and 1996, respectively.


3.     Agreements with Related Parties

Denics Co., Ltd.
In February 1998, the Company agreed to convert $500,000 of outstanding accounts receivable from Denics to a note receivable, with interest payable at 10.5% due in September 1998. In August 1998, the Company agreed to modify the repayment terms of the note receivable to $200,000 due August 31, 1998 and five monthly installments of $60,000 commencing in April 1999. As of December 31, 1998, $300,000 was outstanding.

Sales of lasers and KCPs to Denics were $3,465,819, $2,060,505 and $5,099,313 in 1998, 1997 and 1996, respectively. The Company had accounts receivable of $1,143,475 and $223,150 from Denics at December 31, 1998 and 1997, respectively.

In June 1997, the Company entered into an agreement to cancel its joint venture agreement with Denics Co., Ltd. ("Denics") to manufacture, market, distribute and sell dental air abrasive and laser products in the Pacific Rim territory (excluding Japan) and to acquire Denics' rights in the joint venture for $1,000,000, which has been recorded as an intangible asset and amortized over a 10-year period. Upon cancellation of the joint venture agreement, Denics returned 53,547 shares of the Company's common stock. Denics also agreed not to compete for a period of ten years in the Pacific Rim territory. On June 10, 1993, the Company had agreed with Denics, to form a joint venture to distribute dental products in certain Asian and Pacific markets. The agreement, as amended, also granted Denics territorial manufacturing rights for all dental laser and air abrasive products owned by the Company, in Japan. In consideration, Denics provided the Company a $3,000,000 non-refundable prepaid royalty deposit for future air abrasive products manufactured in Japan. Formation of the joint venture was delayed and a revised joint venture agreement was signed in the fourth quarter of 1996. Denics acknowledged that the Company had fully performed all its obligations under the original agreements and that the Company had earned the prepaid royalty. Accordingly, in 1996 the Company recognized $2,700,000, net of foreign taxes, of related party royalty income.

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

The Company obtained consulting and research services from related parties and paid approximately $159,200 and $190,000 in 1997 and 1996, respectively, for such services. There was no such expense in 1998.

4.     Line of Credit and Other Non-Current Liabilities

On September 30, 1998, the Company entered into an agreement for a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5.30% at December 31, 1998) plus 1.5%, which expires in September 2000. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of December 31, 1998, the Company had $5,950,000 outstanding and $1,550,000 available under this line of credit.

                   Notes to Consolidated Financial Statements
                                December 31, 1998

4.     Line of Credit and Other Non-Current Liabilities (continued)

The Company leases certain equipment under capital leases. Equipment related to these capital leases had a net book value of approximately $379,000 at December 31, 1998. Future minimum lease payments under capital and operating leases as of December 31, 1998 are as follows:



                                                                      Operating           Capital
                           Year                                         Leases             Leases
                           ----                                       ---------------------------
                           1999                                         $ 65,364        $ 124,195
                           2000                                                           124,195
                           2001                                                           124,195
                           2002                                                            79,066
                           2003 and thereafter                                             47,776
                                                                       ---------        ---------
                                                                       $  65,364          499,427
                                                                       =========
                           Less amount representing interest                              (88,301)
                                                                                        ---------
                                                                                        $ 411,126
                                                                                        =========

Capital lease obligations at December 31, 1998 consisted of the following:



                           Current portion                            $   89,790
                           Non-current portion                           321,336
                                                                       ---------
                           Total capital lease obligations             $ 411,126
                                                                       =========


Rental expense, primarily office facilities, for operating leases in 1998, 1997 and 1996 approximated $144,000, $154,000 and $257,000, respectively.

The Company paid interest of approximately $207,000, $63,000 and $135,000 in 1998, 1997 and 1996, respectively.


5.   Stockholders' Equity, Stock Options and Warrants

The Company has authorized three stock option plans for employees, officers, directors, consultants and other key personnel. As of December 31, 1998, the Nonqualified Stock Option Plan has 287,500 shares reserved, 55,680 shares available for issuance and 192,783 shares outstanding; the Long-Term Incentive Plan has 625,000 shares reserved, 47,401 shares available for issuance and 498,619 shares outstanding; and the Stock Option Plan for Employees has 17,045 shares reserved, 541 shares available and 15,036 shares outstanding

The Company also authorized and granted 81,392 stock options exclusive of the above described plans, of which 48,721 options have been exercised or canceled and 32,670 options were outstanding at December 31, 1998.

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .5, 1.1 and .373 and a weighted-average expected life of the option of five years.

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

                   Notes to Consolidated Financial Statements
                                December 31, 1998

5.       Stockholders' Equity, Stock Options and Warrants (continued)

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                            1998                1997                 1996
                                                         -----------          ----------           ----------
                  Proforma net income                     $8,438,709          $3,213,783           $5,197,430
                  Proforma net income per share                $1.15               $0.46                $1.00
                  Proforma net income per share
                    assuming dilution                          $1.14               $0.42                $0.83


Stock option activity is summarized as follows:

                                                               Number                Weighted-Average
                                                              of Shares               Exercise Price
                                                            -----------------------------------------

         Outstanding at January 1, 1996                         601,345                   $7.64
                                                                =======
         Exercisable at January 1, 1996                         455,430                    8.56
                                                                =======

         Options granted                                        191,145                    6.76
         Options exercised                                      (25,560)                   3.48
         Options canceled                                      (190,773)                  13.72
                                                                -------

         Outstanding at December 31, 1996                       576,158                    5.52
                                                                =======
         Exercisable at December 31, 1996                       576,158                    5.52
                                                                =======

         Options granted                                        251,872                    5.44
         Options exercised                                      (65,205)                   3.66
         Options canceled                                       (18,185)                   9.29
                                                                 ------

         Outstanding at December 31, 1997                       744,619                    5.57
                                                                =======
         Exercisable at December 31, 1997                       541,811                    5.64
                                                                =======

         Options granted                                         51,560                    4.72
         Options exercised                                      (18,748)                   3.19
         Options canceled                                       (38,323)                   5.55
                                                                -------

         Outstanding at December 31, 1998                       739,108                    5.57
                                                                =======
         Exercisable at December 31, 1998                       535,598                    5.63
                                                                =======


The weighted-average fair value of options granted during the year was $1.07, $4.51 and $3.48 in 1998, 1997 and 1996, respectively. Exercise prices for options outstanding as of December 31, 1998 ranged from $2.00 to $50.00. The weighted-average remaining contractual life of those options is 4.7 years.

Warrant activity is summarized as follows:

                                                                                   Weighted-Average
                                                               Shares               Exercise Price
                                                             ----------            ----------------
         Outstanding at January 1, 1996                       1,819,194                   $5.08
                                                             ==========
         Exercisable at January 1, 1996                       1,819,194                    5.08
                                                             ==========

         Warrants issued                                      1,886,422                    5.56
         Warrants canceled                                     (858,750)                   6.24
                                                             ----------
         Outstanding at December 31, 1996                     2,846,868                    5.04
                                                              =========
         Exercisable at December 31, 1996                     1,097,639                    4.08
                                                              =========

         Warrants issued                                            ---                     ---
         Warrants canceled                                          ---                     ---
                                                              ---------
         Outstanding at December 31, 1997                     2,846,868                    5.04
                                                              =========
         Exercisable at December 31, 1997                     2,846,868                    5.04
                                                              =========

         Warrants issued                                        600,000                    5.50
         Warrants exercised                                    (391,000)                   4.00
         Warrants canceled                                     (125,000)                   4.00
                                                              ---------
         Outstanding at December 31, 1998                     2,930,868                    5.46
                                                              =========
         Exercisable at December 31, 1998                     2,930,868                    5.46
                                                              =========

                   Notes to Consolidated Financial Statements
                                December 31, 1998

5.       Stockholders' Equity, Stock Options and Warrants (continued)

The weighted-average fair value of warrants granted during the year was $1.20 in 1998 and $2.24 in 1996. Exercise prices for warrants outstanding as of December 31, 1998 ranged from $4.00 to $6.75. The weighted-average remaining contractual life of those warrants is 1.5 years.

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

7.   Income Taxes

At December 31, 1998, the Company had a $11,902,375 net operating loss carryforward for federal income tax purposes, which expire in various amounts in the years 2006 through 2010.

Deferred tax assets represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                      December 31
                                                                1998             1997
                                                           -----------------------------
         Allowance for doubtful accounts                      $  72,000         $ 85,000
         Inventory valuation reserves                           189,000          243,000
         Depreciation                                           287,000          300,000
         Compensation and employee benefits                     236,000          103,000
         Alternative minimum tax credit carryforward            212,000              ---
         Other                                                  328,000          305,000
         Net operating loss carryforwards                     4,047,000        5,792,000
                                                              ---------        ---------
         Deferred tax asset                                   5,371,000        6,828,000

         Deferred tax liabilities                               (68,000)             ---
                                                             -----------   -------------
                                                              5,303,000        6,828,000

         Valuation allowance                                        ---       (6,738,000)
                                                            -----------      -----------

         Net deferred tax asset                              $5,303,000         $ 90,000
                                                             ==========         ========

The Company's income tax provision included the following:


                                                                1998             1997               1996
                                                                ----             ----               ----
                           Current expense                  $   140,000     $     45,000       $     45,000
                           Deferred benefit                  (5,212,000)         (45,000)           (45,000)
                                                            -----------     ------------       ------------
                                                            $(5,072,000)    $        ---       $        ---
                                                            ===========     ============       ============

                           Income taxes (benefit) at
                             US statutory rate               $1,284,000     $ 1,231,000        $ 1,914,000
                           State taxes                           65,000             ---                ---
                           Non-deductible amortization          367,000         247,000            164,000
                           Deferred tax asset valuation
                              allowance adjustment           (6,738,000)     (1,420,000)        (1,916,000)
                           Other                                (50,000)        (58,000)          (162,000)
                                                            ------------    ------------       -----------
                                                            $(5,072,000)    $       ---        $       ---
                                                            ============    ============       ===========

In 1998, the Company reversed its previously recorded deferred tax asset valuation allowance as the Company determined that it was more likely than not that they would realize the related deferred tax asset. The effect of the reversal was to increase net income by $5,072,000 for this income tax benefit. Income taxes paid were approximately $134,400, $94,100 and $70,000 in 1998, 1997 and 1996, respectively.

The Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on these translation adjustments have been provided.

                   Notes to Consolidated Financial Statements
                                December 31, 1998


8.   Operations by Industry Segment, Geographic Area and Significant Customers

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the year ended December 31, 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras. The Company sells these products to national and regional dental distributors in its four fundamental business segments: North America, Japan, Europe and Other International. The reportable segments are managed separately because selling techniques and market environments differ from country to country. The remaining activities of the Company, which are reported as "Other", include industrial, parts and accessories and royalty income.

The accounting policies of the business segments are consistent with those described in Note 1. Operating results for North America, substantially all of which is attributable to the United States, include the effects of the business acquisitions, as described in Note 2. The Company's Chief Operating Decision Maker evaluates segmental performance and allocates resources based on operational earnings (gross profit less selling and marketing expenses).


                                                     1998              1997             1996
                                                 ------------------------------------------------
         Revenues:
           North America                           $20,874,298       $15,826,885      $10,463,593
           Europe                                    1,765,065         1,726,766        3,618,603
           Japan                                     3,130,000         2,170,219        4,966,250
           Other international                         166,749           114,428           75,700
                                                   -----------       -----------      -----------
                                                   $25,936,112       $19,838,298      $19,124,146
                                                   ===========       ===========      ===========
         Reconciliation of revenues:
           Total segment revenues                  $25,936,112       $19,838,298      $19,124,146
           Other                                     2,348,608         1,813,576        1,386,076
                                                   -----------       -----------      -----------
           Total revenues                          $28,284,720       $21,651,874      $20,510,222
                                                   ===========       ===========      ===========

         Operational earnings:
           North America                           $ 5,521,650       $ 5,167,694      $ 2,524,620
           Europe                                      139,284          (231,651)         212,287
           Japan                                     1,491,754         1,073,979        2,308,984
           Other international                          65,071           (66,793)         (72,765)
                                                   -----------       -----------      -----------
                                                   $ 7,217,759       $ 5,943,229      $ 4,973,126
                                                   ===========       ===========      ===========
         Reconciliation of operational earnings
           to income from operations:
           Total segment operational earnings      $ 7,217,759       $ 5,943,229      $ 4,973,126
           Other operational earnings                1,356,004           889,476          483,553
           Research & development expenses            (947,202)         (641,984)        (668,796)
           Restructuring expenses                          ---               ---         (560,000)
           Administrative expenses                  (3,784,571)       (2,970,444)      (1,297,079)
                                                   -----------       ------------     -----------
           Income from operations                  $ 3,841,990       $ 3,220,277      $ 2,930,804
                                                   ===========       ============     ===========

         Long lived assets (excluding deferred taxes):
           North America                           $16,265,245       $11,147,339      $11,877,128
           Europe                                       15,968             5,794           22,432
           Japan                                           ---               ---              ---
           Other international                         850,000           950,000          333,334
                                                   -----------       -----------      -----------
                                                   $17,131,213       $12,103,133      $12,232,894
                                                   ===========       ===========      ===========

                   Notes to Consolidated Financial Statements
                                December 31, 1998


8. Operations by Industry Segment, Geographic Area and Significant Customers (continued)

Sales to Patterson Dental Company, a major domestic distributor of the Company's kinetic cavity preparation units, were approximately 30%, 34% and 28% of total revenues in 1998, 1997 and 1996, respectively. Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 12%, 10% and 25% of total revenues in 1998, 1997 and 1996, respectively.

9.       Litigation and Contingencies

On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. American Dental sought injunctive relief and money damages because of the wrongful activities of Kreativ and those individuals, including without limitation: for disparagement of American Dental's business reputation and KCP products; false advertising; unfair and deceptive business practices and trade defamation. In January 1997, the federal court awarded American Dental a preliminary injunction ordering Kreativ and the two individuals to stop making certain patently false statements which misrepresent the ability of American Dental's KCP to perform several classes of cavity preparation. The court also ordered Kreativ to print a retraction. In August 1998, the Court granted American Dental Summary Judgement for liability against Kreativ for false advertising. The trial for damages was held in January 1999 and the Company was awarded $635,203. In February 1999, the Company requested the court to award enhanced damages, attorneys fees and other costs. The court has not yet ruled on the Company's request at this time. The Company has not recognized the $635,203 award in its 1998 financial statements due to the pending rulings.

On July 7, 1997, the Company filed a second lawsuit against Kreativ in the United States District Court for the Southern District of Texas. The Company is seeking injunctive relief and money damages for infringement of certain of the Company's patents, including treble damages for certain willful infringements, due to Kreativ's making, using, selling and offering for sale systems which come within the scope of the patents. In December 1998, certain claims by the Company were dismissed on procedural grounds. The Company is appealing this decision and will vigorously pursue its reversal. Kreativ has filed a counter claim against the Company for false advertising. The Company is unable to estimate the range of possible loss that may result from this claim. The Company is vigorously defending these claims and has incurred legal expenses related to these claims in excess of $850,000, of which approximately $500,000 has been recorded as a receivable as the Company expects to be reimbursed for these expenses from the Company's insurance companies.

On May 5, 1998, the Company filed a third lawsuit against Kreativ in the United States District Court for the Southern District of Texas. The Company is seeking injunctive relief and money damages for infringement of U.S. Patent No. 5,476,596 issued on May 5, 1998, including treble damages for certain willful infringements due to Kreativ's making, using, selling and offering for sale, systems which come within the scope of the patent. A trial date has been tentatively scheduled for July 1999.


10.    Selected Quarterly Financial Data (unaudited)


                                                                  Three Months Ended
                                           March 31          June 30        September 30      December 31
                                             1998             1998              1998             1998
                                        ------------------------------------------------------------------
Revenues                                   $5,707,667        $6,396,913       $6,571,648        $9,608,492
Gross profit                                3,128,833         3,678,363        3,374,039         5,226,167
Net income                                    840,664         1,002,397          549,859         6,456,397(1)
Net income per share
  assuming dilution                             $0.12             $0.13            $0.07             $0.87


                                                                  Three Months Ended
                                           March 31          June 30        September 30      December 31
                                             1997             1997              1997             1997
                                        ------------------------------------------------------------------
Revenues                                   $5,526,831        $5,440,113       $4,054,167        $6,630,763
Gross profit                                3,095,769         3,270,905        2,135,341         3,778,517
Net income                                    886,274         1,403,773(2)       157,014         1,174,709
Net income per share
  assuming dilution                             $0.11             $0.18            $0.02             $0.15


(1) Includes $5,072,117 income tax benefit related to reversal of a previously recorded deferred tax asset valuation allowance.
(2) Includes $375,000 non-recurring license transfer fee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information included in the Company's definitive Proxy Statement to be distributed in connection with its Annual Meeting of Stockholders to be held June 4, 1999 (the "1999 Proxy Statement"), under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         The information included in the 1999 Proxy Statement under the heading "Executive Compensation" (but excluding the information in the Compensation Committee Report and under "Stock Performance Graph") is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

       The information included in the 1999 Proxy Statement under the headings "Security Ownership of Management" and "Principal Stockholders of the Company" is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information included in the 1999 Proxy Statement of the Company under the heading "Certain Transactions" is incorporated herein by reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements: The following financial statements of American Dental Technologies, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

       Report of Independent Auditors
       Consolidated Statements of Operations for the Years Ended December 31,
         1998, 1997, and 1996
       Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1998, 1997 and 1996
       Consolidated Statements of Cash Flows for the Years Ended December 31,
         1998, 1997, and 1996
       Notes to Consolidated Financial Statements

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

Exhibit Number                      Description of Document
--------------                      -----------------------


    3.1 Amended and Restated Certificate of Incorporation of American Dental Technologies, Inc. filed on August 7, 1997 with the Delaware Secretary of State (Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.5)

    3.4       Amended & Restated By-Laws of the Company, dated December 15, 1993

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

    4.5 Revolving Credit Agreement with The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996,
              Exhibit 4.5)

    4.6 Revolving Credit Promissory Note to The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996,
              Exhibit 4.6)

    4.7 Deed of Trust to The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996, Exhibit 4.7)

    4.8 Security Agreement to The International Bank dated October 17, 1996 (Form 10-K for year ended December 31, 1996, Exhibit 4.8)

    4.9 First Amendment to Revolving Credit Agreement with The International Bank dated October 15, 1997 (Form 10-K for the year ended December 31,1997)

    4.10 Allonge and Amendment No. One to Revolving Credit Promissory Note with The International Bank dated October 15, 1997 (Form 10-K for the year ended December 31,1997)

    4.11 Extension of Liens to the Deed of Trust to The International Bank dated October 15, 1997 (Form 10-K for the year ended December 31,1997)

    4.12 Form of revised July 1995 Common Stock Purchase Warrants, July 1998 (Form 10-Q for the quarter ended June 30, 1998)

    4.13 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 540,000 shares (Form 10-Q for the quarter ended September 30, 1998)

    4.14 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares (Form 10-Q for the quarter ended September 30,
              1998)

    4.15      Promissory Note to Ultrak, Inc.(Form 8-K filed August 5, 1998)

    4.16 Line of Credit of Agreement between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30, 1998)

    4.17 Revolving Business Credit Note (LIBOR - Based Interest Rate) between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30,
              1998)

    4.18 Collateral Assignment of Patent between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30, 1998)

    4.19 Continuing Security Agreement between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30, 1998)

    10.1* American Dental Laser, Inc. Amended and Restated Nonqualified Stock Option Plan. (Registration No. 33-40140, Exhibit No. 10.16)

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

    10.44* Ben J. Gallant Employment Agreement (Form 10-K for the year ended December 31, 1996, Exhibit 10.44)

    10.45 License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Dental Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for the year ended December 31, 1996,
              Exhibit 10.45)

    10.53** **Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and the Company (Form 10-Q for the quarter ended September 30, 1997, Exhibit 10.53)

    10.53a Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for the year ended December 31,1997)

    10.50 Promissory Note between the Company and Denics Co Ltd. dated September 15, 1997 (Form 10-K for the year ended December 31,1997)

    10.55 **Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Dental Technologies, Inc. (Form 10-Q for the quarter ended June 30, 1998)

    10.56 Stock Purchase Agreement dated August 5, 1998 American Dental Technologies, Inc. and Ultrak, Inc. (Form 10-Q for quarter ended June 30, 1998)

    21.1      Subsidiaries of the Registrant

    23.1      Consent of Independent Auditors

    27.1      Financial Data Schedule



 ---------------
 *Identifies current management contracts or compensatory plans or arrangements. **Portion of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                          AMERICAN DENTAL TECHNOLOGIES, INC.


COLUMN A                                          COLUMN B          COLUMN C          COLUMN D          COLUMN E
--------------------------------------------    -----------        -----------       -----------      -----------
                                                                   ADDITIONS
                                                 BALANCE AT        CHARGED TO                          BALANCE
                                                 BEGINNING         COSTS AND         DEDUCTIONS        AT END
DESCRIPTION                                      OF PERIOD         EXPENSES          DESCRIBE          OF PERIOD
--------------------------------------------    -----------        -----------       -----------      -----------
Year Ended December 31, 1996

Valuation allowance for accounts receivable       $350,000          $30,000           $100,000(1)       $280,000
Valuation for allowance for inventories            935,000          175,000            715,000(2)        395,000
Valuation allowance for deferred taxes          10,074,000               --          1,916,000(4)      8,158,000

Year Ended December 31, 1997

Valuation allowance for accounts receivable       280,000                --             30,000(3)        250,000
Valuation allowance for inventories               395,600           320,000                 --           715,000
Valuation allowance for deferred taxes          8,158,000                --          1,420,000(4)      6,738,000


Year Ended December 31, 1998

Valuation allowance for accounts receivable       250,000               --              75,000(1)        175,000
Valuation allowance for inventories               715,000               --             160,000(2)        555,000
Valuation allowance for deferred taxes          6,738,000               --           6,738,000(5)             --


(1) Uncollectible accounts charged off net of recoveries.
(2) Inventory valuation write-offs.
(3) Reduction in valuation allowance.
(4) Utilization of NOL on current year income.
(5) Reversal of valuation allowance.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southfield, State of Michigan, on the 19th day of March, 1999.

                                         AMERICAN DENTAL TECHNOLOGIES, INC.


                                           /s/ Ben J. Gallant
                                           -------------------------------------
                                           Ben J. Gallant, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.


/s/ Ben J. Gallant
---------------------------
Ben J. Gallant                                President, CEO and Director
                                              (Principal Executive Officer)

/s/ Diane M. Miller
---------------------------
Diane M. Miller                               Chief Financial Officer, Principal
                                              Financial Officer and Principal
                                              Accounting Officer

/s/ William D. Myers
---------------------------
William D. Myers                              Chairman of the Board
                                              and Director

/s/ Wayne A. Johnson II
---------------------------
Wayne A. Johnson II                           Director


/s/ William D. Maroney
---------------------------
William D. Maroney                            Director


/s/ Charles A. Nichols
---------------------------
Charles A. Nichols                            Director


/s/ John E. Vickers III
---------------------------
John E. Vickers III                           Director


/s/ Bertrand R. Williams, Sr.
-----------------------------
Bertrand R. Williams, Sr.                     Director

                                 EXHIBIT INDEX


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

Exhibit Number                      Description of Document
--------------                      -----------------------

    3.1 Amended and Restated Certificate of Incorporation of American Dental Technologies, Inc. filed on August 7, 1997 with the Delaware Secretary of State (Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.5)

    3.4       Amended & Restated By-Laws of the Company, dated December 15, 1993


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

    4.5 Revolving Credit Agreement with The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996,
              Exhibit 4.5)

    4.6 Revolving Credit Promissory Note to The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996,
              Exhibit 4.6)

    4.7 Deed of Trust to The International Bank dated October 17, 1996 (Form 10-K for the year ended December 31, 1996, Exhibit 4.7)

    4.8 Security Agreement to The International Bank dated October 17, 1996 (Form 10-K for year ended December 31, 1996, Exhibit 4.8)

    4.9 First Amendment to Revolving Credit Agreement with The International Bank dated October 15, 1997 (Form 10-K for the year ended December 31,1997)

    4.10 Allonge and Amendment No. One to Revolving Credit Promissory Note with The International Bank dated October 15, 1997 (Form 10-K for the year ended December 31,1997)

    4.11 Extension of Liens to the Deed of Trust to The International Bank dated October 15, 1997 (Form 10-K for the year ended December 31,1997)

    4.12 Form of revised July 1995 Common Stock Purchase Warrants, July 1998 (Form 10-Q for the quarter ended June 30, 1998)

    4.13 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 540,000 shares (Form 10-Q for the quarter ended September 30, 1998)

    4.14 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares (Form 10-Q for the quarter ended September 30,
              1998)

    4.15      Promissory Note to Ultrak, Inc.(Form 8-K filed August 5, 1998)

    4.16 Line of Credit of Agreement between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30, 1998)

    4.17 Revolving Business Credit Note (LIBOR - Based Interest Rate) between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30,
              1998)

    4.18 Collateral Assignment of Patent between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30, 1998)

    4.19 Continuing Security Agreement between NBD Bank and American Dental Technologies, Inc. dated September 26, 1998 (Form 10-Q for the quarter ended September 30, 1998)

    10.1* American Dental Laser, Inc. Amended and Restated Nonqualified Stock Option Plan. (Registration No. 33-40140, Exhibit No. 10.16)

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

    10.44* Ben J. Gallant Employment Agreement (Form 10-K for the year ended December 31, 1996, Exhibit 10.44)

    10.45 License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Dental Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for the year ended December 31, 1996,
              Exhibit 10.45)

    10.53** **Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and the Company (Form 10-Q for the quarter ended September 30, 1997, Exhibit 10.53)

    10.53a Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for the year ended December 31,1997)

    10.50 Promissory Note between the Company and Denics Co Ltd. dated September 15, 1997 (Form 10-K for the year ended December 31,1997)

    10.55 **Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Dental Technologies, Inc. (Form 10-Q for the quarter ended June 30, 1998)

    10.56 Stock Purchase Agreement dated August 5, 1998 American Dental Technologies, Inc. and Ultrak, Inc. (Form 10-Q for quarter ended June 30, 1998)

    21.1      Subsidiaries of the Registrant

    23.1      Consent of Independent Auditors

    27.1      Financial Data Schedule



 ---------------
 *Identifies current management contracts or compensatory plans or arrangements. **Portion of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.