Form 10-Q
period 1999-03-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 1999-05-14
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q


         (Mark One)

            [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934 For the
                          Quarter Ended March 31, 1999.

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


                                 Yes [X] No [ ]


         Number of shares outstanding of the registrant's common stock as of May 7, 1999:

                                7,431,672 Shares

PART I          FINANCIAL INFORMATION

ITEM 1.         Financial Statements




                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                         Three Months Ended March 31
                                                                       1999                      1998
                                                                  ---------------------------------------
Revenues:
   Equipment                                                         $ 6,088,356            $ 5,612,113
   Royalties                                                             328,398                 95,554
                                                                     -----------            -----------
                                                                       6,416,754              5,707,667
Cost of products sold                                                  2,976,363              2,578,834
                                                                     -----------            -----------
Gross profit                                                           3,440,391              3,128,833

Selling, general and administrative                                    2,882,500              2,160,482
Research and development                                                 175,471                174,682
                                                                     -----------            -----------
Income from operations                                                   382,420                793,669

Other income (expense):
   Other income                                                            9,690                 51,335
   Interest expense                                                      (87,534)                (4,340)
                                                                     -----------            -----------
Net income before taxes                                                  304,576                840,664

Income taxes                                                             175,900                     --
                                                                     -----------            -----------

Net income                                                           $   128,676            $   840,664
                                                                     ===========            ===========

Net income per share                                                 $      0.02            $      0.12
                                                                     ===========            ===========

Net income per share assuming dilution                               $      0.02            $      0.12
                                                                     ===========            ===========


                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets



                                                                       March 31           December 31
                                                                         1999                1998
                                                                    ------------------------------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash                                                                 $   608,059         $ 1,409,404
  Accounts receivable:
     Trade, less allowance of $175,000
        in 1999 and 1998                                                 3,352,234           4,423,633
     Related party                                                       1,752,284           1,143,475
                                                                       -----------         -----------
                                                                         5,104,518           5,567,108

  Inventories                                                           11,125,191          11,225,208
  Deferred taxes                                                         1,742,191           1,857,143
  Prepaid expenses and other current assets                              1,054,552             919,633
  Note receivables-related party                                           300,000             300,000
                                                                       -----------         -----------
Total current assets                                                    19,934,511          21,278,496


Deferred taxes                                                           3,445,476           3,445,476
Property and equipment, net                                              2,707,486           2,462,747
Intangible assets, net:
  Goodwill                                                              11,953,190          12,170,149
  Air abrasive technology rights                                           686,118             730,878
  Other                                                                  1,651,085           1,667,439
                                                                       -----------         -----------
                                                                        14,290,393          14,568,466
Other receivable                                                           100,000             100,000
                                                                       -----------         -----------

Total assets                                                           $40,477,866         $41,855,185
                                                                       ===========         ===========




                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets



                                                                        March 31             December 31
                                                                          1999                  1998
                                                                   --------------------------------------
                                                                      (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                           $  2,227,123       $   2,877,517
           Compensation and employee benefits                              266,527             405,850
           Other accrued liabilities                                       313,821             491,180
                                                                     -------------       -------------
         Total current liabilities                                       2,807,471           3,774,547

         Notes payable                                                   5,450,000           5,950,000
         Other non-current liabilities                                     290,288             321,336

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,431,672
              shares in 1999; and 7,419,259 shares in 1998                 297,270             296,773
           Warrants and options                                            801,000             772,500
           Additional paid-in capital                                   42,400,672          42,359,016
           Accumulated deficit                                         (11,384,554)        (11,513,230)
           Foreign currency translation                                   (184,281)           (105,757)
                                                                     -------------       -------------
         Total stockholders' equity                                     31,930,107          31,809,302
                                                                     -------------       -------------
         Total liabilities and stockholders' equity                   $ 40,477,866       $  41,855,185
                                                                     =============       =============



                             See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                      Three Months Ended
                                                                                           March 31
                                                                                    1999               1998
                                                                             ----------------------------------
OPERATING ACTIVITIES:
Net income                                                                $      128,676          $    840,664
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                                 90,000                48,000
     Amortization                                                                332,836               256,119
     Deferred income taxes                                                       114,952                   ---
Changes in operating assets and liabilities:
       Accounts receivable                                                       486,256               519,139
       Inventories                                                               153,529            (1,267,996)
       Prepaid expenses and other current assets                                (102,080)              201,359
       Accounts payable                                                         (618,748)              853,487
       Compensation and employee benefits                                       (138,303)               (1,326)
       Other accrued liabilities                                                (292,011)               (9,752)
       Other non-current liabilities                                            (110,334)              (16,506)
                                                                          ---------------          ------------
Net cash provided by operating activities                                         44,773             1,423,188

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (333,508)             (658,857)
   Increase in intangible assets                                                 (54,763)             (105,414)
                                                                          ---------------             ---------
Net cash used in investing activities                                           (388,271)             (764,271)

FINANCING ACTIVITIES:
   Payments on notes payable                                                  (2,350,000)                  ---
   Proceeds from notes payable                                                 1,850,000                   ---
   Proceeds from exercise of stock options                                        42,153                27,999
                                                                          --------------           -----------
Net cash provided by (used in) financing activities                             (457,847)               27,999
                                                                          ---------------          -----------

Increase (decrease) in cash                                                     (801,345)              686,916
Cash at beginning of year                                                      1,409,404             1,831,683
                                                                          --------------          ------------
Cash at end of period                                                     $      608,059          $  2,518,599
                                                                          ==============          ============




                             See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 1999  (Unaudited)

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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for other quarters of 1999 or for the year ended December 31, 1999. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Inventories - Inventories consist of the following:



                                                                    March 31, 1999            December 31, 1998
                                                                    --------------            -----------------
                Finished goods                                        $1,838,278                 $ 1,255,608
                Raw materials, parts and supplies                      9,286,913                   9,969,600
                                                                    ------------                ------------
                                                                     $11,125,191                 $11,225,208
                                                                     ===========                 ===========


Property and equipment - Accumulated depreciation aggregated $1,834,673 at March 31, 1999 and $1,744,673 at December 31, 1998.

Intangible Assets - Accumulated amortization aggregated $4,684,484 at March 31, 1999 and $4,351,647 at December 31, 1998.

Net Income Per Share - The following table sets forth the computation for basic and diluted earnings per share:

                                                                                     Three Months Ended March 31
                                                                                        1999             1998
                                                                                 -----------------------------------

   Net Income                                                                       $ 128,676        $ 840,664
                                                                                    ---------        ---------
   Numerator for basic and diluted earnings
    per share - income available to common
    stockholders after assumed conversions                                            128,676          840,664

    Denominator for basic earnings per share
    - weighted average shares                                                       7,423,535        6,994,247

   Effect of dilutive securities:
    Employee stock options                                                             35,061           72,848
    Warrants                                                                            5,252          222,165
                                                                                    ---------        ---------

    Dilutive potential common shares
    Denominator for diluted earnings per
    share - adjusted weighted average
    shares after assumed conversions                                                7,463,848        7,289,260
                                                                                    =========        =========
   Basic earnings per share                                                         $    0.02            $0.12
                                                                                    =========        =========
   Diluted earnings per share                                                       $    0.02        $    0.12
                                                                                    =========        =========

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 1999  (Unaudited)


Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1999.

2.     Comprehensive Income

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

Total comprehensive income, net of the related estimated tax, was $50,152 and $819,061 for the three months ended March 31, 1999 and 1998, respectively.

3.     Segment reporting

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


                                                                           Three Months Ended March 31
                                                                        1999                         1998
                                                                     -----------------------------------------
         Revenues:
           North America                                             $ 3,885,649                   $ 4,423,445
           Europe                                                        550,723                       131,193
           Japan                                                       1,124,000                       555,000
           Other international                                               ---                       100,458
                                                                     -----------                   -----------
                                                                     $ 5,560,372                   $ 5,210,096
                                                                     ===========                   ===========
         Reconciliation of revenues:
           Total segment revenues                                    $ 5,560,372                   $ 5,210,096
           Other                                                         856,382                       497,571
                                                                     -----------                   -----------
           Total revenues                                            $ 6,416,754                   $ 5,707,667
                                                                     ===========                   ===========

         Operational earnings(loss):
           North America                                             $   140,119                   $ 1,209,165
           Europe                                                        113,990                       (95,828)
           Japan                                                         547,518                       292,700
           Other international                                               ---                        32,073
                                                                     -----------                   -----------
                                                                     $   801,627                   $ 1,438,110
                                                                     ===========                   ===========

         Reconciliation of operation earnings
           to income from operations:
           Total segment operational earnings                           $801,627                   $ 1,438,110
           Other operational earnings                                    687,383                       280,024
           Research & development expenses                              (175,471)                     (174,682)
           Administrative expenses                                      (931,119)                     (749,783)
                                                                     -----------                   -----------
           Income from operations                                    $   382,420                   $   793,669
                                                                     ===========                   ===========

                                                                   March 31, 1999               December 31, 1998
                                                                   -------------                -----------------
       Long lived assets (excluding deferred taxes):
           North America                                             $16,260,719                   $16,265,245
           Europe                                                         12,155                        15,968
           Japan                                                             ---                           ---
           Other international                                           825,005                       850,000
                                                                     -----------                   -----------
                                                                     $17,097,879                   $17,131,213
                                                                     ===========                   ===========

4.  Litigation

On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. In February 1999, the Company requested the court to award enhanced damages related to this lawsuit. During February 1999, the court granted the request for attorney fees and interest. The exact amount has yet to be determined by the court. Kreativ has appealed the judgment and posted a bond.

On May 5, 1998, the Company filed a third lawsuit against Kreativ in the United States District Court for the Southern District of Texas. These claims against Kreativ alleging infringment of U.S. Patent 5,476,596 were dismissed and the Company is appealing the dismissal.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       For the three month period ended March 31, 1999, the Company earned $128,676 compared to $840,664 in the same period in 1998. Net income in 1999 includes recognition of normal income tax expense of $175,900. In 1998, the Company offset current income tax expense with a deferred income tax benefit related to net operating loss carryforwards that were previously reserved.

       The Company had revenues of $6,416,754 for the three month period ended March 31, 1999 as compared to $5,707,667 for the same period in 1998. The increase in revenues is due to a strong increase in foreign sales, partially offset by a decline in North American sales. The decline in North American sales is primarily attributable to the liquidation of dealer inventories.

       Royalty income increased $232,844 for the three month period ending March 31, 1999, as compared to the same period in 1998, primarily due the licensing agreement with ESC Medical Systems, Ltd. for $300,000 which was executed in January 1999.

       Gross profit as a percentage of revenues remained consistent at 54% for the three month period ended March 31, 1999 as compared to March 31, 1998.

       Management anticipates that revenues will continue to increase in 1999 and sales and marketing costs will return to historical norms in the second half of the year. The foregoing statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes.

       Selling, general and administrative expenses increased $722,018 or 33% for the three month period ended March 31, 1999 compared to the same period in 1998. These increases are primarily due to increased selling, marketing, and general and administrative expenses related to the camera business acquired from Dental Vision Direct ("DVD") in August 1998 and amortization of goodwill also related to the camera business.

       Interest expense increased by $83,194 for the three month period ended March 31, 1999. The increase during 1999 is primarily due to increased borrowings on the Company's revolving line of credit, which was primarily used to fund the camera acquisition.

Liquidity and Capital Resources

       The Company's operating activities provided $44,773 in cash resources during the three month period ended March 31, 1999. The cash provided by operations in 1999 was primarily due to net income of $128,676, decreases in accounts receivable of $486,256 and inventories of $153,529, and $537,788 of non-cash expenses including depreciation, amortization and deferred taxes. Cash provided by operating activities was reduced primarily by decreases in accounts payable of $618,748 and other accrued liabilities of $292,011.

       The Company's investing activities used $388,271 in cash resources during the three month period ended March 31, 1999. The cash used in investing activities in 1999 related primarily to the expansion of the manufacturing facility in Corpus Christi, Texas.

       The Company's financing activities used $457,847 in cash resources during the three month period ended March 31, 1999. The cash used in financing activities was primarily used to reduce borrowings on the Company's revolving line of credit.

       The Company entered into an agreement in September 1998 for a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5% at March 31, 1999) plus 1.5%, which is due in September 2000. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of March 31, 1999, the Company had $5,450,000 outstanding and $2,050,000 available under this line of credit.

       The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

Year 2000 Issue

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. The Company has determined that it will be required to upgrade or replace portions of its software so that its computer and phone systems will properly utilize dates beyond December 31, 1999 and that certain non-IT systems, such as alarms, equipment, and heating and cooling systems may need to be upgraded or replaced. In April 1999, the Company upgraded its business software and believes that it is Year 2000 compliant. The Company expects to be able to complete the remaining Year 2000 remediation by the end of the August of 1999 and believes that all of its systems will then be Year 2000 compliant. If such planned remediation cannot be completed prior to the end of 1999, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. Anticipated spending for Year 2000 remediation, expected to cost approximately $50,000, will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations. Through March 31, 1999, the Company has incurred approximately $20,000 attributable to year 2000 remediation.

       The Company has initiated communications with a substantial majority of its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies will be converted in a timely manner, or that a failure to convert by a supplier or customer would not have a material adverse effect on the Company. The Company considers the failure of a supplier or customer to be Year 2000 compliant to be the most reasonably likely worst case scenario, since it expects to be Year 2000 compliant prior to the end of August of 1999 and it has determined it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company plans to finalize its contingency plan by June 1999 after assessing which third parties are most likely to have an adverse effect on the Company. Some material adverse effect could result despite such contingency planning.

       The costs of the project and the date by which the Company plans to complete the Year 2000 upgrades are based on management's best estimates, which were derived utilizing third party plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the compatibility of the upgrades and conversions, availability of personnel to correct capability issues and similar uncertainties. The disclosure in this section contains information regarding Year 2000 readiness which constitutes "Year 2000 Readiness
Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                           PART II  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c) On March 24, 1999, the Company issued warrants to purchase a total of 50,000 shares of its common stock at $4.125 per share to Lara & Lee, LLC., in exchange for professional services. These warrants are exercisable beginning March 24, 1999 and expire March 24, 2001. The warrants were issued without registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4(2) of the Act. The Company relied upon this exemption based upon the limited number of purchasers, the provision of financial and other information concerning the Company to the warrant purchaser, the lack of general solicitation, and actions taken by the Company to restrict resale of the warrants and underlying shares, without registration, including provisions restricting the transferability of the warrants and underlying shares.

Item 6. Exhibits and Reports on Form 8-K:


(a) Exhibit     Description
    -------     -----------
Exhibit 4.20    Non-Transferable Common Stock Purchase Warrant dated March 24,
                1999

Exhibit 4.21    Non-Transferable Common Stock Purchase Warrant dated March 24,
                1999

Exhibit 10.57** Patent License Agreement dated as of January 21, 1999 between
                ESC Medical Systems, Ltd. and American Dental Technologies, Inc.

Exhibit 27      Financial Data Schedule

** Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.

(b)    There were no Form 8-Ks filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN DENTAL TECHNOLOGIES, INC.



                                         By:  /s/ Ben J. Gallant
                                              ----------------------------------
                                              Ben J. Gallant
Dated:  May 14, 1999                          Chief Executive Officer



                                         By:  /s/ Barbara A. Danieli
                                              ----------------------------------
                                              Barbara A. Danieli
                                              Chief Financial Officer
                                              (Principal Financial Officer and
Dated:  May 14, 1999                          Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------

Exhibit 4.20    Non-Transferable Common Stock Purchase Warrant dated March 24,
                1999

Exhibit 4.21    Non-Transferable Common Stock Purchase Warrant dated March 24,
                1999

Exhibit 10.57 Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems Ltd. and American Dental Technologies

Exhibit 27      Financial Data Schedule