Form 10-Q
period 1999-06-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1999-08-13
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1999.

      [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the transition period from       to
                                                               -----    -----

                           Commission File No: 0-19195


                       AMERICAN DENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)


           Delaware                                      38-2905258
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


 18860 West Ten Mile Road, Southfield, MI                48075-2657
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


                                Yes [X]   No [ ]


       Number of shares outstanding of the registrant's common stock as of
                                August 11, 1999:

                                7,432,047 Shares

PART I   FINANCIAL INFORMATION



ITEM 1.  Financial Statements


                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                     Six Months Ended
                                                          June 30                                June 30
                                                    1999           1998                   1999             1998
                                                ---------------------------           ----------------------------
Revenues:
   Equipment                                   $ 6,211,951      $ 6,328,522          $ 12,300,307      $ 11,940,635
   Royalties                                       356,854           68,391               685,252           163,945
                                               -----------      -----------          ------------      ------------
                                                 6,568,805        6,396,913            12,985,559        12,104,580
Cost of products sold                            2,964,732        2,718,550             5,941,095         5,297,384
                                               -----------      -----------          ------------      ------------
Gross profit                                     3,604,073        3,678,363             7,044,464         6,807,196

Selling, general and administrative              2,597,727        2,491,393             5,480,227         4,651,875
Research and development                           209,672          223,497               385,143           398,179
                                               -----------      -----------          ------------      ------------
Income from operations                             796,674          963,473             1,179,094         1,757,142

Other income (expense):
     Other income                                   31,957           41,544                41,647            92,879
   Interest expense                                (88,594)          (2,620)             (176,128)           (6,960)
                                               -----------      -----------          ------------      ------------
Net income before taxes                            740,037        1,002,397             1,044,613         1,843,061

Income taxes                                       273,482              ---               449,382               ---
                                               -----------      -----------          ------------      ------------

Net income                                     $   466,555      $ 1,002,397          $    595,231      $  1,843,061
                                               ===========      ===========          ============      ============

Net income per share                           $      0.06      $      0.14          $       0.08      $       0.26
                                               ===========      ===========          ============      ============

Net income per share assuming dilution         $      0.06      $      0.13          $       0.08      $       0.25
                                               ===========      ===========          ============      ============

                             See accompanying notes.

                       American Dental Technologies, Inc.
                     Condensed Consolidated Balance Sheets



                                                             June 30         December 31
                                                              1999              1998
                                                        ----------------------------------
                                                          (Unaudited)
   Assets
   Current assets:
     Cash                                                 $ 1,244,317        $ 1,409,404
     Accounts receivable:
        Trade, less allowance of $175,000
           in 1999 and 1998                                 3,809,154          4,423,633
        Related party                                       1,463,276          1,143,475
                                                          -----------        -----------
                                                            5,272,430          5,567,108

     Inventories                                           11,198,677         11,225,208
     Deferred taxes                                         1,468,709          1,857,143
     Prepaid expenses and other current assets              1,047,636            919,633
     Note receivables-related party                           120,000            300,000
                                                          -----------        -----------
   Total current assets                                    20,351,769         21,278,496


     Deferred taxes                                         3,445,476          3,445,476
   Property and equipment, net                              2,800,051          2,462,747
   Intangible assets, net:
     Goodwill                                              12,296,303         12,170,149
     Air abrasive technology rights                           641,358            730,878
     Other                                                  1,651,466          1,667,439
                                                          -----------        -----------
                                                           14,589,127         14,568,466
   Other receivable                                           100,000            100,000
                                                          -----------        -----------

   Total assets                                           $41,286,423        $41,855,185
                                                          ===========        ===========

                             See accompanying notes.

                       American Dental Technologies, Inc.
                     Condensed Consolidated Balance Sheets


                                                                    June 30             December 31
                                                                     1999                  1998
                                                                ------------------------------------
                                                                 (Unaudited)
   Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable                                            $ 2,661,257           $ 2,877,517
     Compensation and employee benefits                              262,732               405,850
     Other accrued liabilities                                       590,747               491,180
                                                                 -----------           -----------
   Total current liabilities                                       3,514,736             3,774,547

   Notes payable                                                   5,150,000             5,950,000
   Other non-current liabilities                                     259,238               321,336

   Stockholders' equity:
     Preferred stock, $.01 par value, authorized
        10,000,000 shares; none outstanding
     Common stock, $.04 par value, authorized
        12,500,000 shares; outstanding: 7,432,047
        shares in 1999; and 7,409,865 shares in 1998                 297,285               296,773
     Warrants and options                                            801,000               772,500
     Additional paid-in capital                                   42,401,407            42,359,016
     Accumulated deficit                                         (10,917,999)          (11,513,230)
     Foreign currency translation                                   (219,244)             (105,757)
                                                                 -----------           -----------
   Total stockholders' equity                                     32,362,449            31,809,302
                                                                 -----------           -----------
   Total liabilities and stockholders' equity                    $41,286,423           $41,855,185
                                                                 ===========           ===========

                             See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30
                                                                                  1999                 1998
                                                                            -----------------------------------
OPERATING ACTIVITIES:
Net income                                                                  $    595,231           $ 1,843,061
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                                180,000                85,000
     Amortization                                                                701,067               522,996
     Deferred income taxes                                                       388,434                   ---
     Changes in operating assets and liabilities:
       Accounts receivable                                                       337,333                76,946
       Inventories                                                              (110,918)           (1,913,737)
       Prepaid expenses and other current assets                                 (91,674)              240,169
       Notes receivable                                                          180,000                   ---
       Accounts payable                                                         (181,044)              674,691
       Compensation and employee benefits                                       (141,903)               (7,350)
       Other accrued liabilities                                                 (72,974)                  228
       Other non-current liabilities                                            (756,702)              (24,403)
                                                                            ------------           -----------
Net cash provided by operating activities                                      1,248,686             1,497,601

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (515,303)             (737,021)
   Increase in intangible assets                                                (141,373)             (147,512)
                                                                            ------------           -----------
Net cash used in investing activities                                           (656,676)             (884,533)

FINANCING ACTIVITIES:
   Payments on notes payable to bank                                            (800,000)             (250,000)
   Proceeds from exercise of stock warrants                                          ---             1,564,000
   Proceeds from exercise of stock options                                        42,903                29,665
                                                                            ------------           -----------
Net cash provided by (used in) financing activities                             (757,097)            1,343,665
                                                                            ------------           -----------

Increase (decrease) in cash                                                     (165,087)            1,956,733
Cash at beginning of year                                                      1,409,404             1,831,683
                                                                            ------------           -----------
Cash at end of period                                                       $  1,244,317           $ 3,788,416
                                                                            ============           ===========

                             See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1999 (Unaudited)

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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for other quarters of 1999 or for the year ended December 31, 1999. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Inventories - Inventories consist of the following:

                                                                    June 30, 1999             December 31, 1998
                                                                    -------------             -----------------
                Finished goods                                       $ 1,605,138                   $ 1,255,608
                Raw materials, parts and supplies                      9,593,539                     9,969,600
                                                                     -----------                   -----------
                                                                     $11,198,677                   $11,225,208
                                                                     ===========                   ===========


Property and equipment - Accumulated depreciation aggregated $1,924,673 at June 30, 1999 and $1,744,673 at December 31, 1998.

Intangible Assets - Accumulated amortization aggregated $5,052,715 at June 30, 1999 and $4,351,647 at December 31, 1998.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

                                                            Three Months Ended                Six Months Ended
                                                                  June 30                          June 30
                                                          1999              1998             1999           1998
                                                          ----------------------             -------------------
Numerator:
   Net Income                                         $    466,555      $1,002,397        $   595,231   $1,843,061
                                                      ------------      ----------        -----------   ----------

   Numerator for basic and diluted earnings
    per share - income available to common
    stockholders after assumed conversions                 466,555       1,002,397            595,231    1,843,061

   Denominator:
    Denominator for basic earnings per share
    - weighted average shares                            7,431,796       7,409,376          7,427,688    7,201,812

   Effect of dilutive securities:
    Employee stock options                                  23,126          70,760             24,721       71,463
    Warrants                                                   ---         110,259                ---      112,121
                                                      ------------      ----------        -----------   ----------

   Dilutive potential common shares
    Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                       7,454,922       7,590,395          7,452,409    7,385,396
                                                      ============      ==========        ===========   ==========

   Basic earnings per share                           $       0.06      $     0.14        $      0.08   $     0.26
                                                      ============      ==========        ===========   ==========
   Diluted earnings per share                         $       0.06      $     0.13        $      0.08   $     0.25
                                                      ============      ==========        ===========   ==========

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1999 (Unaudited)


Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1999.


2.  Comprehensive Income

Total comprehensive income, net of the related estimated tax, was $353,068 and $1,001,204 for the three months ended June 30, 1999 and 1998, respectively, and $481,744 and $1,841,868 for the six months ended June 30, 1999 and 1998, respectively.


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

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1999  (Unaudited)



                                                                    Six Months Ended June 30
                                                                      1999           1998
                                                                  ----------------------------
Revenues:
  North America                                                   $  7,848,143    $  9,090,483
  Europe                                                             1,118,662         522,846
  Japan                                                              2,136,500       1,330,000
  Other international                                                   16,200         136,085
                                                                  ------------    ------------
                                                                  $ 11,119,505    $ 11,079,414
                                                                  ============    ============
Reconciliation of revenues:
  Total segment revenues                                          $ 11,119,505    $ 11,079,414
  Other                                                              1,866,054       1,025,166
                                                                  ------------    ------------
  Total revenues                                                  $ 12,985,559    $ 12,104,580
                                                                  ============    ============

Operational earnings (loss):
  North America                                                   $    932,558    $  2,615,158
  Europe                                                               133,552         (82,125)
  Japan                                                              1,110,980         627,238
  Other international                                                    8,375          50,653
                                                                  ------------    ------------
                                                                  $  2,185,465    $  3,210,924
                                                                  ============    ============

Reconciliation of operation earnings to income from operations:
  Total segment operational earnings                              $  2,185,465    $  3,210,924
  Other operational earnings                                         1,256,212         565,023
  Research & development expenses                                     (384,174)       (398,180)
  Administrative expenses                                           (1,878,409)     (1,620,625)
                                                                  ------------    ------------
  Income from operations                                          $  1,179,094    $  1,757,142
                                                                  ============    ============


                                                                 June 30, 1999  December 31, 1998
                                                                 -------------  -----------------
Long lived assets (excluding deferred taxes):
    North America                                                  $16,573,722     $16,265,245
    Europe                                                              15,450          15,968
    Other international                                                800,006         850,000
                                                                   -----------     -----------
                                                                   $17,389,178     $17,131,213
                                                                   ===========     ===========

4.   Litigation

On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. In February 1999, the Company was awarded $635,203 in damages, plus attorney fees and interest. On August 2, 1999, the Company settled the judgment it had been awarded against Kreativ by the Federal District Court in Michigan for false advertising violations of the Lanham Act. Kreativ paid the Company $582,500 in settlement of the previously awarded judgment which was recorded by the Company in August of 1999.

On July 7, 1997 and May 5, 1998, the Company filed lawsuits against Kreativ in the United States District Court for the Southern District of Texas alleging infringement of U.S. Patents. These claims were dismissed and the Company appealed the dismissal. On June 10, 1999, the Company reached a settlement with Kreativ on the two lawsuits the Company had filed against Kreativ alleging patent infringement and which were on appeal. Kreativ paid the Company $300,000 and was granted a paid up license under the patents-in-suit. The Company recorded the royalty during the three month period ended June 30, 1999.

The Company is not currently involved in any litigation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     The following discussion and analysis contains statements are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, and the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses.

Results of Operations

     For the three month period ended June 30, 1999, the Company earned $466,555 compared to $1,002,397 in the same period in 1998. For the six month period ended June 30, 1999, the Company earned $595,231 compared to $1,843,061 for the same period in 1998. Net income in 1999 includes recognition of income tax expense of $273,482 and $449,382 for the three and six month periods ended June 30, 1999, respectively. In 1998, the Company offset current income tax expense with a deferred income tax benefit related to net operating loss carryforwards that were previously reserved.

     The Company had revenues of $6,568,805 for the three month period ended June 30, 1999 as compared to $6,396,913 for the same period in 1998. The Company had revenues of $12,985,559 for the six month period ended June 30, 1999 as compared to $12,104,580 for the same period in 1998. The increases in revenues are due to a strong increase in international sales, partially offset by a decline in North American sales. The decline in North American sales is primarily attributable to the liquidation of dealer inventories. An overall increase in revenues for 1999 will be primarily dependent on a return of higher air abrasion sales after the liquidation of dealer inventories. Management is actively working to liquidate dealer inventories in North America and stimulate air abrasion sales.

     Royalty income increased $288,463 for the three month period ending June 30, 1999, compared to the same period in 1998. Royalty income increased $521,307 for the six month period ending June 30, 1999 compared to the same period in 1998. These increases are due to the licensing agreement with ESC Medical Systems, Ltd. recorded in the first quarter of 1999 and the settlement of $300,000 from Kreativ, Inc. regarding patent litigation recorded during the second quarter of 1999.

     Gross profit as a percentage of revenues was 55% and 54% for the three and six month periods ended June 30, 1999 compared to 58% and 56% for the same periods in 1998. The gross profit decline during 1999 compared to 1998 is primarily attributable to sales in 1999 of camera systems which generally have lower gross margins than the other products of the Company.

     Selling, general and administrative expenses increased $106,334 or 4% and $828,352 or 18% for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. These increases are primarily due to increased selling, marketing, and general and administrative expenses related to the camera business acquired from Dental Vision Direct ("DVD") in August 1998 and amortization of goodwill also related to the camera business. Management expects sales and marketing costs to return to historical norms in the second half of the year.

     Interest expense increased by $85,974 and $169,168 for the three and six month periods ended June 30, 1999. The increase during 1999 is primarily due to increased borrowings on the Company's revolving line of credit which was primarily used to fund the acquisition of the camera business.

Liquidity and Capital Resources

     The Company's operating activities provided $1,248,686 in cash resources during the six month period ended June 30, 1999. The cash provided by operations in 1999 was primarily due to net income of $595,231, decreases in accounts receivable of $337,333 inventories of 110,918, notes receivable of $180,000 and $1,269,501 of non-cash expenses including depreciation, amortization and deferred taxes. Cash provided by operating activities was reduced primarily by decreases in accounts payable of $181,044, compensation and employee benefits of $141,904, other non-current liabilities of $756,702.

     The Company's investing activities used $656,676 in cash resources during the six month period ended June 30, 1999. The cash used in investing activities in 1999 related primarily to the expansion of the manufacturing facility in Corpus Christi, Texas.

     The Company's financing activities used $757,097 in cash resources during the six month period ended June 30, 1999. The cash used in financing activities was primarily used to reduce borrowings on the Company's revolving line of credit.

     The Company has a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5% at June 30, 1999) plus 1.5%, which is due in September 2000. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of June 30, 1999, the Company had $5,150,000 outstanding and $2,350,000 available under this line of credit.

     The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. The Company determined that it will be required to upgrade or replace portions of its software so that its computer and phone systems will properly utilize dates beyond December 31, 1999 and that certain non-IT systems, such as alarms, equipment, and heating and cooling systems may need to be upgraded or replaced. In April 1999, the Company upgraded its business software and believes that it is Year 2000 compliant. The Company expects to be able to complete the remaining Year 2000 remediation by the end of the August 1999 and believes that all of its systems will then be Year 2000 compliant. If such planned remediation cannot be completed prior to the end of 1999, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. Anticipated spending for Year 2000 remediation, expected to cost approximately $50,000, will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations. Through June 30, 1999, the Company incurred approximately $40,000 attributable to Year 2000 remediation.

     The Company has initiated communications with a substantial majority of its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies will be converted in a timely manner, or that a failure to convert by a supplier or customer would not have a material adverse effect on the Company. The Company considers the failure of a supplier or customer to be Year 2000 compliant to be the most reasonably likely worst case scenario, since it expects to be Year 2000 compliant prior to the end of August 1999 and has determined it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company has substantially completed its contingency plan after assessing which third parties are most likely to have an adverse effect on the Company and continues to review potential exposure. The plan is expected to be complete by the end of 1999. Some material adverse effect could result despite such contingency planning.

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


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

     On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. In February 1999, the Company was awarded $632,203 in damages, plus attorney fees and interest. On August 2, 1999, the Company settled the judgment it had been awarded against Kreativ by the Federal District Court in Michigan for false advertising violations of the Lanham Act. Kreativ paid the Company $582,500 in settlement of the previously awarded judgment.

     On July 7, 1987 and May 5, 1998, the Company filed lawsuits against Kreativ in the United States District Court for the Southern District of Texas alleging infringement of U.S. Patents. These claims were dismissed and the Company appealed the dismissal. On June 10, 1999, the Company reached a settlement with Kreativ on the two lawsuits the Company had filed against Kreativ alleging patent infringement and which were on appeal. Kreativ paid the Company $300,000 and was granted a paid up license under the patents-in-suit.

     These suits are described in detail in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company is not currently involved in any litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 4, 1999, at which time the stockholders considered and voted on the election of two directors. Each of the nominees for director was an incumbent and both nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

              Nominee                  Votes For          Votes Withheld
              -------                  ---------          --------------
         Ben J. Gallant                5,494,900               41,973
         William D. Myers, MD          5,494,937               41,756


Item 6.   Exhibits and Reports on Form 8-K:

(a) Exhibit    Description
    -------    -----------

Exhibit 27     Financial Data Schedule

--------------

(b)  There were no Form 8-Ks filed during the quarter ended June 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN DENTAL TECHNOLOGIES, INC.



                                          By:  Ben J. Gallant
Dated:  August 13, 1999                        Chief Executive Officer



                                          By:  Barbara A. Danieli
                                               Chief Financial Officer
                                               (Principal Financial Officer and
Dated:  August 13, 1999                        Principal Accounting Officer)

                                 Exhibit Index


Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule