Form 10-Q/A
period 1999-06-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1999-11-15
CIK 874388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q / A


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
                                   (Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                         June 30                                June 30
                                                   1999           1998                   1999              1998
                                               ----------------------------          ------------------------------

Revenues:
   Equipment                                    $6,211,951       $6,328,522           $12,300,307       $11,940,635
   Royalties                                       356,854           68,391               685,252           163,945
                                               -----------     ------------          ------------     -------------
                                                 6,568,805        6,396,913            12,985,559        12,104,580
Cost of products sold                            3,536,617        2,718,550             6,512,980         5,297,384
                                               ------------    ------------           -----------      ------------
Gross profit                                     3,032,188        3,678,363             6,472,579         6,807,196

Selling, general and administrative              2,597,727        2,491,393             5,480,227         4,651,875
Research and development                           209,672          223,497               385,143           398,179
                                               ------------    ------------           -----------      ------------
Income from operations                             224,789          963,473               607,209         1,757,142

Other income (expense):
     Other income                                   31,957           41,544                41,647            92,879
   Interest expense                                (88,594)          (2,620)             (176,128)           (6,960)
                                               ------------    ------------           -----------      ------------
Net income before taxes                            168,152        1,002,397               472,728         1,843,061

Income taxes                                       131,282              ---               307,182               ---
                                               -----------   --------------           -----------    --------------

Net income                                     $    36,870   $    1,002,397           $   165,546    $    1,843,061
                                               ===========   ==============           ===========    ==============

Net income per share                           $      0.01   $         0.14           $      0.02    $         0.26
                                               ===========   ==============           ===========    ==============
Net income per share assuming dilution         $      0.01   $         0.13           $      0.02    $         0.25
                                               ===========   ==============           ===========    ==============

                             See accompanying notes.

                       American Dental Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                        June 30           December 31
                                                                          1999                1998
                                                                     ---------------------------------
                                                                      (Unaudited)
         ASSETS
         Current assets:
           Cash                                                      $   1,244,317        $ 1,409,404
           Accounts receivable:
              Trade, less allowance of $175,000
                 in 1999 and 1998                                        3,809,154          4,423,633
              Related party                                              1,463,276          1,143,475
                                                                     -------------        -----------
                                                                         5,272,430          5,567,108

           Inventories                                                  10,626,792         11,225,208
           Deferred taxes                                                1,610,910          1,857,143
           Prepaid expenses and other current assets                     1,047,636            919,633
           Note receivables-related party                                  120,000            300,000
                                                                     -------------        -----------
          Total current assets                                          19,922,085         21,278,496


         Deferred taxes                                                  3,445,476          3,445,476
          Property and equipment, net                                    2,800,051          2,462,747
          Intangible assets, net:
            Goodwill                                                    12,296,303         12,170,149
            Air abrasive technology rights                                 641,358            730,878
            Other                                                        1,651,466          1,667,439
                                                                     -------------        -----------
                                                                        14,589,127         14,568,466
          Other receivable                                                 100,000            100,000
                                                                     -------------        -----------

          Total assets                                               $  40,856,739        $41,855,185
                                                                     =============        ===========

                             See accompanying notes.

                       American Dental Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                        June 30             December 31
                                                                         1999                   1998
                                                                  --------------------------------------
                                                                      (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                       $      2,661,257      $      2,877,517
           Compensation and employee benefits                              262,732               405,850
           Other accrued liabilities                                       590,747               491,180
                                                                  -----------------     ----------------
         Total current liabilities                                       3,514,736             3,774,547

         Notes payable                                                   5,150,000             5,950,000
         Other non-current liabilities                                     259,238               321,336

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,432,047
              shares in 1999; and 7,409,865 shares in 1998                 297,285               296,773
           Warrants and options                                            801,000               772,500
           Additional paid-in capital                                   42,401,407            42,359,016
           Accumulated deficit                                         (11,347,683)          (11,513,230)
           Foreign currency translation                                   (219,244)             (105,757)
                                                                  -----------------     ----------------
         Total stockholders' equity                                     31,932,765            31,809,302
                                                                  ----------------      ----------------
         Total liabilities and stockholders' equity               $     40,856,739      $     41,855,185
                                                                  ================      ================

                             See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed consolidated statements of cash flows
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                 1999                 1998
                                                                          -------------------------------------
OPERATING ACTIVITIES:
Net income                                                                $     165,546           $  1,843,061
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                                180,000                85,000
     Amortization                                                                701,067               522,996
     Deferred income taxes                                                       246,233                   ---
     Changes in operating assets and liabilities:
       Accounts receivable                                                       337,333                76,946
       Inventories                                                               682,803            (1,913,737)
       Prepaid expenses and other current assets                                 (91,674)              240,169
       Notes receivable                                                          180,000                   ---
       Accounts payable                                                         (181,044)              674,691
       Compensation and employee benefits                                       (141,903)               (7,350)
       Other accrued liabilities                                                 (72,973)                  228
       Other non-current liabilities                                            (756,702)              (24,403)
                                                                          ---------------         -------------
Net cash provided by operating activities                                      1,248,686             1,497,601

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (515,303)             (737,021)
   Increase in intangible assets                                                (141,373)             (147,512)
                                                                          ---------------             ---------
Net cash used in investing activities                                           (656,676)             (884,533)

FINANCING ACTIVITIES:
   Payments on notes payable to bank                                            (800,000)             (250,000)
   Proceeds from exercise of stock warrants                                          ---             1,564,000
   Proceeds from exercise of stock options                                        42,903                29,665
                                                                          --------------          ------------
Net cash provided by (used in) financing activities                             (757,097)            1,343,665
                                                                          --------------          ------------

Increase (decrease) in cash                                                     (165,087)            1,956,733
Cash at beginning of year                                                      1,409,404             1,831,683
                                                                          --------------          ------------
Cash at end of period                                                     $    1,244,317          $  3,788,416
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

Inventories - Inventories consist of the following:


                                                                  June 30, 1999               December 31, 1998
                                                                  --------------              -----------------
                Finished goods                                    $    1,605,138              $       1,255,608
                Raw materials, parts and supplies                      9,021,654                      9,969,600
                                                                  --------------              -----------------
                                                                  $   10,626,792              $      11,225,208
                                                                  ==============              =================

Property and equipment - Accumulated depreciation aggregated $1,924,673 at June 30, 1999 and $1,744,673 at December 31, 1998.

Intangible Assets - Accumulated amortization aggregated $5,052,715 at June 30, 1999 and $4,351,647 at December 31, 1998.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

                                                         Three Months Ended                 Six Months Ended
                                                               June 30                           June 30
                                                         1999            1998               1999         1998
                                                     ---------------------------        -------------------------
Numerator:
   Net Income                                        $    36,870      $1,002,397        $   165,546   $1,843,061
                                                     -----------      ----------        -----------   ----------

   Numerator for basic and diluted earnings
    per share - income available to common
    stockholders after assumed conversions                36,870       1,002,397            165,546    1,843,061

   Denominator:
    Denominator for basic earnings per share
    - weighted average shares                          7,431,796       7,409,376          7,427,688    7,201,812

   Effect of dilutive securities:
    Employee stock options                                23,126          70,760             24,721       71,463
    Warrants                                                 ---         110,259                ---      112,121
                                                     -----------      ----------        -----------   ----------

   Dilutive potential common shares
    Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                     7,454,922       7,590,395          7,452,409    7,385,396
                                                     ===========      ==========        ===========   ==========

   Basic earnings per share                          $      0.01      $     0.14        $      0.02   $     0.26
                                                     ===========      ==========        ===========   ==========
   Diluted earnings per share                        $      0.01      $     0.13        $      0.02   $     0.25
                                                     ===========      ==========        ===========   ==========

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1999  (Unaudited)


Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1999.


2.     Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was $(76,617) and $1,001,204 for the three months ended June 30, 1999 and 1998, respectively, and $52,059 and $1,841,868 for the six months ended June 30, 1999 and 1998, respectively.


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

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1999  (Unaudited)

                                                                            Six Months Ended June 30
                                                                       1999                          1998
                                                                 ---------------------------------------------
         Revenues:
           North America                                         $     7,848,143                 $   9,090,483
           Europe                                                      1,118,662                       522,846
           Japan                                                       2,136,500                     1,330,000
           Other international                                            16,200                       136,085
                                                                 ---------------                 -------------
                                                                 $    11,119,505                 $  11,079,414
                                                                 ===============                 =============
         Reconciliation of revenues:
           Total segment revenues                                $    11,119,505                 $  11,079,414
           Other                                                       1,866,054                     1,025,166
                                                                 ---------------                 -------------
           Total revenues                                        $    12,985,559                 $  12,104,580
                                                                 ===============                 ============

         Operational earnings (loss):
           North America                                         $       647,160                 $   2,615,158
           Europe                                                        (45,434)                      (82,125)
           Japan                                                       1,004,155                       627,238
           Other international                                             8,375                        50,653
                                                                 ---------------                 -------------
                                                                 $     1,614,256                 $   3,210,924
                                                                 ===============                 =============

         Reconciliation of operation earnings
           to income from operations:
           Total segment operational earnings                    $     1,614,256                 $   3,210,924
           Other operational earnings                                  1,442,653                       565,023
           Research & development expenses                              (385,143)                     (398,180)
           Administrative expenses                                    (2,064,557)                   (1,620,625)
                                                                 ---------------                 ------------
           Income from operations                                $       607,209                 $   1,757,142
                                                                 ===============                 =============
                                                                  June 30, 1999              December 31, 1998
                                                                 ---------------             -----------------
         Long lived assets (excluding deferred taxes):
           North America                                         $    16,573,722                 $  16,265,245
           Europe                                                         15,450                        15,968
           Other international                                           800,006                       850,000
                                                                 ---------------                 -------------
                                                                 $    17,389,178                 $  17,131,213
                                                                 ===============                 =============

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

On July 7, 1997 and May 5, 1998, the Company filed lawsuits against Kreativ in the United States District Court for the Southern District of Texas alleging infringement of U.S. Patents. These claims were dismissed and the Company appealed the dismissal. On June 10, 1999, the Company reached a settlement with Kreativ on the two lawsuits the Company had filed against Kreativ alleging patent infringement and which were on appeal. Kreativ paid the Company $300,000 and was granted a paid up license under the patents-in-suit. The Company recorded this royalty during the three month period ended June 30, 1999.

The Company is not currently involved in any litigation.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1999 (Unaudited)

5.       Restatement

The Company has restated its previously reported net income for the three and six month periods ended June 30, 1999 for the correction of an error. The effect of the correction was to reduce net income by approximately $430,000 for the three and six month periods ended June 30, 1999 or $0.05 and 0.06 per share for the respective periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

       The following discussion and analysis contains statements which are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, and any other uncertainties described in the discussion below.

Results of Operations

       For the three month period ended June 30, 1999, the Company earned $36,870 compared to $1,002,397 in the same period in 1998. For the six month period ended June 30, 1999, the Company earned $165,546 compared to $1,843,061 for the same period in 1998. Net income in 1999 includes recognition of income tax expense of $131,282 and $307,182 for the three and six month periods ended June 30, 1999, respectively. In 1998, the Company offset current income tax expense with a deferred income tax benefit related to net operating loss carryforwards that were previously reserved.

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

       Royalty income increased $288,463 for the three month period ending June 30, 1999, compared to the same period in 1998. Royalty income increased $521,307 for the six month period ending June 30, 1999 as compared to the same period in 1998. These increases are due to the licensing agreement with ESC Medical Systems, Ltd. recorded in the first quarter of 1999 and the settlement of $300,000 from Kreativ, Inc. regarding patent litigation recorded during the second quarter of 1999.

       Gross profit as a percentage of revenues was 46% and 50% for the three and six month periods ended June 30, 1999 compared to 58% and 56% for the same periods in 1998. The gross profit decline during 1999 compared to 1998 is primarily attributable to sales in 1999 of camera systems which generally have lower gross margins than the other products of the Company.

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

Liquidity and Capital Resources

       The Company's operating activities provided $1,248,686 in cash resources during the six month period ended June 30, 1999. The cash provided by operations in 1999 was primarily due to net income of $165,546, decreases in accounts receivable of $337,333, inventories of $682,803, notes receivable of $180,000 and $1,127,300 of non-cash expenses including depreciation, amortization and deferred taxes. Cash provided by operating activities was reduced primarily by decreases in accounts payable of $181,044, compensation and employee benefits of $141,903, other non-current liabilities of $756,702.

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

Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibit         Description

Exhibit 10.58 Patent licensing agreement dated June 10, 1999 between American Dental Technologies, Inc. and Kreativ, Inc.

Exhibit 27          Financial Data Schedule

---------------

(b) There were no Form 8-Ks filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN DENTAL TECHNOLOGIES, INC.


                                   By:  Ben J. Gallant
Dated:  November 15, 1999               Chief Executive Officer



                                   By:  Barbara A. Danieli
                                        Chief Financial Officer
                                        (Principal Financial Officer and
Dated:  November 15, 1999               Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
-----------                        -----------
 10.58                             Patent licensing agreement dated June 10,
                                   1999 between American Dental Technologies,
                                   Inc. and Kreativ, Inc.

   27                              Financial Data Schedule