Form 10-Q
period 1999-09-30
AMERICAN DENTAL TECHNOLOGIES INC
filed 1999-11-15
CIK 874388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------




                                    FORM 10-Q


         (Mark One)

                [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1999.

                [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934 For the transition period from _____ to _____


                           Commission File No: 0-19195



                       AMERICAN DENTAL TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)


       Delaware                                               38-2905258
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


5555 Bear Lane, Corpus Christi, TX                              78405
(address of principal executive offices)                     (Zip Code)


               Registrant's telephone number, including area code:
                                 (361) 289-1145


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [X] No [ ]


Number of shares outstanding of the registrant's common stock as of November 2, 1999:

                                7,432,047 Shares

PART I          FINANCIAL INFORMATION





ITEM 1.         Financial Statements


                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended                    Nine Months Ended
                                                          September 30                         September 30
                                                      1999          1998                   1999              1998
                                                  ---------------------------          ------------------------------
Revenues:
   Equipment                                      $4,519,124       $6,522,218           $16,819,430       $18,462,853
   Royalties                                          57,004           49,430               742,256           213,375
                                                  ----------       ----------           -----------       -----------

                                                   4,576,128        6,571,648            17,561,686        18,676,228

Cost of products sold                              2,365,680        3,197,609             8,878,660         8,494,993
                                                  ----------       ----------           -----------       -----------
Gross profit                                       2,210,448        3,374,039             8,683,026        10,181,235

Selling, general and administrative                2,412,147        2,532,704             7,892,373         7,184,578
Research and development                             310,504          258,258               695,648           656,437
                                                  ----------       ----------           -----------       -----------
Income (loss) from operations                       (512,203)         583,077                95,005         2,340,220

Other income (expense):
   Other income                                      606,441           38,692               648,089           131,571
   Interest expense                                  (90,697)         (71,910)             (266,825)          (78,871)
                                                  ----------       ----------           -----------       -----------
Net income before taxes                                3,541          549,859               476,269         2,392,920

Income taxes                                          53,430              ---               360,612               ---
                                                  ----------       ----------           -----------       -----------

Net income (loss)                                 $  (49,889)      $  549,859           $   115,657       $ 2,392,920
                                                  ==========       ==========           ===========       ===========

Net income (loss) per share                           $(0.01)           $0.07                 $0.02             $0.33
                                                      ======            =====                 =====             =====

Net income (loss) per share assuming dilution         $(0.01)           $0.07                 $0.02             $0.33
                                                      ======            =====                 =====             =====

                            See accompanying notes.

                       American Dental Technologies, Inc.
                     Condensed Consolidated Balance Sheets


                                                                     September 30         December 31
                                                                         1999                1998
                                                                     ---------------------------------
                                                                     (Unaudited)
         ASSETS
         Current assets:
           Cash                                                        $   583,933        $ 1,409,404
           Accounts receivable:
              Trade, less allowance of $175,000
                 in 1999 and 1998                                        2,803,286          4,423,633
              Related party                                              1,951,528          1,143,475
                                                                     -------------       ------------
                                                                         4,754,814          5,567,108

           Inventories                                                  10,834,979         11,225,208
           Deferred taxes                                                1,557,479          1,857,143
           Prepaid expenses and other current assets                       974,861            919,633
           Note receivables-related party                                      ---            300,000
                                                                     -------------          ---------
         Total current  assets                                          18,706,066         21,278,496


         Deferred taxes                                                  3,445,476          3,445,476
         Property and equipment, net                                     3,052,835          2,462,747
         Intangible assets, net:
           Goodwill                                                     12,074,039         12,170,149
           Air abrasive technology rights                                  596,598            730,878
           Other                                                         1,670,170          1,667,439
                                                                     -------------         ----------
                                                                        14,340,807         14,568,466
         Other receivable                                                  100,000            100,000
                                                                     -------------        -----------

         Total assets                                                $  39,645,184        $41,855,185
                                                                     =============        ===========

                            See accompanying notes.

                       American Dental Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     September 30           December 31
                                                                         1999                  1998
                                                                  ----------------------------------------
                                                                      (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                          $   1,776,281          $    2,877,517
           Compensation and employee benefits                              264,908                 405,850
           Other accrued liabilities                                       317,383                 491,180
                                                                     -------------         ---------------
         Total current liabilities                                       2,358,572               3,774,547

         Notes payable                                                   5,150,000               5,950,000
         Other non-current liabilities                                     228,350                 321,336

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,432,047
              shares in 1999; and 7,409,865 shares in 1998                 297,285                 296,773
           Warrants and options                                            801,000                 772,500
           Additional paid-in capital                                   42,401,407              42,359,016
           Accumulated deficit                                         (11,397,571)            (11,513,230)
           Foreign currency translation                                   (193,859)               (105,757)
                                                                    --------------        ----------------
         Total stockholders' equity                                     31,908,262              31,809,302
                                                                    --------------        ----------------
         Total liabilities and stockholders' equity                 $   39,645,184           $  41,855,185
                                                                    ==============        ================

                            See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                    1999               1998
                                                                             ----------------------------------
OPERATING ACTIVITIES:
Net income                                                                 $     115,657            $2,392,920
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                                270,000               133,000
     Amortization                                                              1,007,600               843,675
     Deferred income taxes                                                       299,664                   ---
Changes in operating assets and liabilities:
       Accounts receivable                                                       833,627              (644,275)
       Inventories                                                               451,943            (2,802,965)
       Prepaid expenses and other current assets                                 (13,906)               19,264
       Notes receivable                                                          300,000               200,000
       Accounts payable                                                       (1,071,088)              707,645
       Compensation and employee benefits                                       (139,921)               (7,654)
       Other accrued liabilities                                                (301,768)              237,434
       Other non-current liabilities                                            (762,204)              (24,736)
                                                                          ---------------         -------------
Net cash provided by operating activities                                        989,604             1,054,308

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (858,395)             (859,141)
   Acquisition of business                                                           ---            (6,900,000)
   Increase in intangible assets                                                (199,583)             (345,515)
                                                                          ---------------          ------------
Net cash used in investing activities                                         (1,057,978)           (8,104,656)

FINANCING ACTIVITIES:
   Payments on notes payable to related parties                                      ---              (250,000)
   Payments on notes payable to bank                                            (800,000)                  ---
   Proceeds from notes payable                                                       ---             5,400,000
   Proceeds from exercise of stock warrants                                          ---             1,564,000
   Proceeds from exercise of stock options                                        42,903                37,165
                                                                          --------------          ------------
Net cash provided by (used in) financing activities                             (757,097)            6,751,165
                                                                          --------------          ------------

Decrease in cash                                                                (825,471)             (299,183)
Cash at beginning of year                                                      1,409,404             1,831,683
                                                                          --------------          ------------
Cash at end of period                                                      $     583,933          $  1,532,500
                                                                          ==============          ============



                             See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1999  (Unaudited)

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for other quarters of 1999 or for the year ended December 31, 1999. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Inventories - Inventories consist of the following:


                                                                  September 30, 1999          December 31, 1998
                                                                  ------------------          -----------------
                Finished goods                                     $   1,488,373              $    1,255,608
                Raw materials, parts and supplies                      9,346,606                   9,969,600
                                                                   -------------              --------------
                                                                   $  10,834,979              $   11,225,208
                                                                   =============              ==============

Property and equipment - Accumulated depreciation aggregated $2,014,673 at September 30, 1999 and $1,744,673 at December 31, 1998.

Intangible Assets - Accumulated amortization aggregated $5,359,248 at September 30, 1999 and $4,351,647 at December 31, 1998.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

                                                       Three Months Ended                 Nine Months Ended
                                                           September 30                      September 30
                                                     1999                1998              1999              1998
                                                     ---------------------------          -------------------------
Numerator:
   Net Income (Loss)                               $   (49,889)         $549,859           $115,657      $2,392,920
                                                  -------------     ------------         ----------      ----------

   Numerator for basic and diluted earnings
    per share - income available to common
    stockholders after assumed conversions             (49,889)          549,859            115,657       2,392,920

   Denominator:
    Denominator for basic earnings per share
    - weighted average shares                        7,432,047         7,413,615          7,429,157       7,272,928

   Effect of dilutive securities:
    Employee stock options                              20,071            43,665             22,937          54,012
    Warrants                                               ---            10,629                ---          17,338
                                                 -------------            ------        -----------     -----------

   Dilutive potential common shares
   Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                    7,452,118         7,467,909          7,452,094       7,344,278
                                                     =========         =========        ===========     ===========

   Basic earnings per share                           ($0.01)             $0.07           $0.02             $0.33
                                                       ======             =====           =====             =====
   Diluted earnings per share                         ($0.01)             $0.07           $0.02             $0.33
                                                       ======             =====           =====             =====

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1999  (Unaudited)



Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1999.


2.   Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was $(137,991) and $573,874 for the three months ended September 30, 1999 and 1998, respectively, and $27,555 and $2,393,682 for the nine months ended September 30, 1999 and 1998, respectively.


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

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 1999  (Unaudited)



                                                                    Nine Months Ended September 30
                                                                        1999               1998
                                                                    ------------------------------
         Revenues:
           North America                                             $10,581,778       $14,028,876
           Europe                                                      1,409,021           917,336
           Japan                                                       3,149,000         2,230,000
           Other international                                            16,200           136,085
                                                                     -----------      ------------
                                                                     $15,155,999       $17,312,297
                                                                     ===========       ===========
         Reconciliation of revenues:
           Total segment revenues                                    $15,155,999       $17,312,297
           Other                                                       2,405,687         1,363,931
                                                                     -----------       -----------
           Total revenues                                            $17,561,686       $18,676,228
                                                                     ===========       ===========

         Operational earnings (loss):
           North America                                             $   964,545      $  3,810,341
           Europe                                                        (90,605)            4,497
           Japan                                                       1,511,520         1,032,754
           Other international                                             8,360            47,861
                                                                    ------------      ------------
                                                                    $  2,393,820      $  4,895,453
                                                                    ============      ============

         Reconciliation of operation earnings to
         income from operations:
           Total segment operational earnings                        $ 2,393,820      $  4,895,453
           Other operational earnings                                  1,202,168           719,617
           Research & development expenses                              (695,648)         (656,437)
           Administrative expenses                                    (2,805,335)       (2,618,413)
                                                                   --------------     -------------
           Income from operations                                  $      95,005      $  2,340,220
                                                                   =============      =============

                                                                September 30, 1999  December 31, 1998
                                                                ------------------  -----------------
          Long lived assets (excluding deferred taxes):
           North America                                             $16,599,240       $16,265,245
           Europe                                                         19,395            15,968
           Other international                                           775,007           850,000
                                                                     -----------       -----------
                                                                     $17,393,642       $17,131,213
                                                                     ===========       ===========

4.       Litigation

On December 20, 1996, American Dental filed a lawsuit against Kreativ, Inc. ("Kreativ") and two individuals in the United States District Court for the Eastern District of Michigan, Southern Division. In February 1999, the Company was awarded $635,203 in damages, plus attorney fees and interest. On August 2, 1999, the Company settled the judgment it had been awarded against Kreativ by the Federal District Court in Michigan for false advertising violations of the Lanham Act. Kreativ paid the Company $582,500 in settlement of the previously awarded judgment which was recorded by the Company in the third quarter of 1999.

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

Results of Operations

       For the three month period ended September 30, 1999, the Company had a net loss of $49,889 compared to net income of $549,849 in the same period in 1998. For the nine month period ended September 30, 1999, the Company earned $115,657 compared to $2,392,920 for the same period in 1998. Net income in 1999 includes recognition of income tax expense of $53,430 and $360,612 for the three and nine month periods ended September 30, 1999, respectively. In 1998, the Company offset current income tax expense with a deferred income tax benefit related to net operating loss carryforwards that were previously reserved.

       The Company had revenues of $4,576,128 for the three month period ended September 30, 1999 as compared to $6,571,648 for the same period in 1998. The Company had revenues of $17,561,686 for the nine month period ended September 30, 1999 as compared to $18,676,228 for the same period in 1998. The decreases in revenues are due to a decline in North American sales partially offset by an increase in international sales. This decline in North American sales is primarily attributable to the liquidation of dealer inventories and a soft air abrasion market. Management is actively working to liquidate dealer inventories in North America and stimulate air abrasion sales.

       Royalty income increased $7,574 for the three month period ended September 30, 1999, compared to the same period in 1998. Royalty income increased $528,881 for the nine month period ending September 30, 1999 as compared to the same period in 1998. These increases are due to the licensing agreement with ESC Medical Systems, Ltd. recorded in the first quarter of 1999 and the settlement of $300,000 from Kreativ, Inc. regarding patent litigation recorded during the second quarter of 1999.

       Gross profit as a percentage of revenues was 48% and 49% for the three and nine month periods ended September 30, 1999 compared to 52% and 55% for the same periods in 1998. The gross profit decline during 1999 compared to 1998 is primarily attributable to sales in 1999 of camera systems which generally have lower gross margins than the other products of the Company combined with price reductions due to increased competition.

       Selling, general and administrative expenses decreased $120,557 or 5% for the three month period ended September 30, 1999 compared to the same period in 1998. The decrease in the third quarter is primarily due to management's effort to return selling, general and administrative expenses to historical norms by reducing marketing expenses to be in line with current levels of sales. Selling, general and administrative expenses increased $707,795 or 10% for the nine month period ended September 30, 1999 compared to the same period in 1998. These increases are primarily due to increased expenses related to the camera business acquired from Dental Vision Direct ("DVD") in August 1998 and amortization of goodwill related to the camera business.

       Research and development expenses increased $52,246 for the three month period ended September 30,1999, compared to the same period in 1998. Research and development expenses increased $39,211 for the nine month period ended September 30, 1999 compared to the same period in 1998. These increases are due to managements focus on development of new products.

       Interest expense increased by $18,787 and $187,954 for the three and nine month periods ended September 30, 1999. The increase during 1999 is primarily due to increased borrowings on the Company's revolving line of credit that was primarily used to fund the acquisition of the camera business.

Liquidity and Capital Resources

       The Company's operating activities provided $989,604 in cash resources during the nine month period ended September 30, 1999. The cash provided by operations in 1999 was primarily due to net income of $115,657, decreases in accounts receivable of $833,627, inventories of $451,943, notes receivable of $300,000 and $1,577,264 of non-cash expenses including depreciation, amortization and deferred taxes. Cash provided by operating activities was reduced primarily by decreases in accounts payable of $1,071,088, compensation and employee benefits of $133,921, other non-current liabilities of $762,204 and other accrued liabilities of $301,768.

       The Company's investing activities used $1,057,978 in cash resources during the nine month period ended September 30, 1999. The cash used in investing activities in 1999 related primarily to the expansion of the manufacturing facility in Corpus Christi, Texas.

       The Company's financing activities used $757,097 in cash resources during the nine month period ended September 30, 1999. The cash used in financing activities was primarily used to reduce borrowings on the Company's revolving line of credit.

       The Company has a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 6% at September 30, 1999) plus 1.5%, which is due in September 2000. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of September 30, 1999, the Company had $5,150,000 outstanding and $2,350,000 available under this line of credit.

       The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

Year 2000 Issue

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company established a team that has completed an awareness program and assessment project to address the Year 2000 issue including information technology (IT) and non-IT systems. The Company determined that it will be required to upgrade or replace portions of its software so that its computer and phone systems will properly utilize dates beyond December 31, 1999 and that certain non-IT systems, such as alarms, equipment, and heating and cooling systems may need to be upgraded or replaced. In April 1999, the Company upgraded its business software and believes that it is Year 2000 compliant. The Company expects to be able to complete the remaining Year 2000 remediation by the end of the November 1999 and believes that all of its systems will then be Year 2000 compliant. If such planned remediation cannot be completed prior to the end of 1999, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. Anticipated spending for Year 2000 remediation, expected to cost approximately $50,000, will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations. Through September 30, 1999, the Company incurred approximately $40,000 attributable to Year 2000 remediation.

       The Company has initiated communications with a substantial majority of its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies will be converted in a timely manner, or that a failure to convert by a supplier or customer would not have a material adverse effect on the Company. The Company considers the failure of a supplier or customer to be Year 2000 compliant to be the most reasonably likely worst case scenario, since it expects to be Year 2000 compliant prior to the end of August 1999 and has determined it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company has substantially completed its contingency planning after assessing which third parties are most likely to have an adverse effect on the Company and continues to review potential exposure. The plan is expected to be complete by the end of 1999. Some material adverse effect could result despite such contingency planning.

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

     These suits are described in detail in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Companys' Quarterly Report on Form 10-Q for the period ended June 30, 1999.

       The Company is not currently involved in any litigation.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibit         Description

Exhibit 10.59 Employment agreement dated September 7, 1999 between American Dental Technologies, Inc. and Barbara A. Danieli.

Exhibit 10.60 Amended Employment Agreement dated August 1, 1999 between American Dental Technologies, Inc. and Ben J. Gallant.

Exhibit 27          Financial Data Schedule


(b)  There were no Form 8-Ks filed during the quarter ended September 30, 1999.

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

                                              AMERICAN DENTAL TECHNOLOGIES, INC.



                                              By:  Ben J. Gallant
Dated:  November 15, 1999                     Chief Executive Officer



                                              By:  Barbara A. Danieli
                                              Chief Financial Officer
                                              (Principal Financial Officer and
Dated:  November 15, 1999                     Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    10.59                     Employment Agreement dated September 7, 1999
                              between American Dental Technologies, Inc. and
                              Barbara A. Danieli.
    10.60                     Amended Employment Agreement dated August 1, 1999
                              between American Dental Technologies, Inc. and
                              Ben J. Gallant.
    27                        Financial Data Schedule