Form 10-K
period 1999-12-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 2000-03-30
CIK 874388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999, or

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

                    5555 Bear Lane, Corpus Christi, TX 78405
               (Address of principal executive offices)(Zip Code)

                                 (361) 289-1145
               (Registrants telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of Each Class                      Name of Exchange on which registered
      None                                          Not Applicable

           Securities registered pursuant to Section 12(g)of the Act:
                     Common Stock, $.04 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $10,500,000 on March 30, 2000, based upon the last sales price reported on The Nasdaq National Market on that date. For purposes of this calculation only, all directors, executive officers and owners of more than five percent of registrant's common stock are assumed to be affiliates. There were 7,432,047 shares of the registrant's Common Stock issued and outstanding on March 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrants' Proxy Statement for its 2000
               Annual Meeting of Stockholders are incorporated by
              reference into Part III of this report on Form 10-K

                                     PART I


ITEM 1.  Description of Business

INTRODUCTION

     American Dental Technologies, Inc. ("American Dental" or "Company") develops, manufactures and markets high technology dental products designed for general dentistry. American Dental's primary products are air abrasive kinetic cavity preparation systems ("KCP"); pulsed dental lasers, primarily the PulseMaster models; high speed curing lights ("PAC"); and intra oral cameras ("Ultracam") which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas. American Dental also develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications. American Dental, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.

     On February 14, 2000, American Dental announced that it would now sell its dental products in the United States directly to dentists through its own sales force. The Company plans to establish twenty sales and service centers in 2000 and add twenty additional sales and service centers over the next two years. American Dental plans to continue to sell outside the United States through its distributor network. The goal of the Company is to become an equipment distributor which supplies 80% to 90% of a dentist's equipment requirements. To that end, the Company will pursue OEM relationships and strategic alliances with other manufacturers.

PRODUCTS

KCP Cavity Preparation Systems

     American Dental currently offers several KCP models which vary in size, power and features, from the KCP 5 counter top model to the deluxe KCP 1000PAC model. American Dental's KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece. The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength. It is also used for sealant preparations, stain removal and intraoral porcelain removal and repair. The KCP can often be used in place of a drill and may be used in many cases without anesthesia. The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel. The air abrasive stream is activated by a foot pedal. The KCP floor models (KCP 100 and KCP 1000) are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.

     The KCP is best used in conjunction with modern tooth-colored composite restoration materials. It is not recommended for removing large amalgam fillings. The precision of the KCP, and the manner in which it prepares surfaces for restorations, allow for earlier treatment of decay and less destruction of the tooth while restoring it. In many cases, the KCP may be used without anesthesia, allowing a dentist to treat teeth in different quadrants of the mouth during a single visit. This is generally not possible when conventional instruments and anesthesia are used.

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

     The KCP is sold primarily in North America, certain Asian and Pacific markets and Europe. The KCP and PAC represented approximately 41%, 65%, and 76% of American Dental's total revenues in 1999, 1998 and 1997, respectively.

Laser Products

     The PulseMaster 600-IQ, one of two instruments in American Dental's laser product line, is a neodymium yttrium-aluminum-garnet (Nd:YAG) laser that delivers pulses of laser energy through a flexible fiber optic delivery system that can reach into difficult recesses of the mouth. The PulseMaster can deliver a 100-microsecond energy pulse at rates varying from 10 to 200 times per second, up to six watts of average power. The PulseMaster is contained in a movable cabinet the size of a medium suitcase, weighs approximately 75 pounds and plugs into a standard electrical outlet.

     American Dental introduced a diode laser, "Diolase", in October 1998. The diode laser delivers a continuous wave or gated continuous wave through a flexible fiber optic delivery system that can reach difficult recesses of the mouth. The Diolase delivers up to 6 watts of power depending upon the fiber size used. The Diolase is compact and portable in size, weighs approximately 11 pounds and plugs into a standard electrical outlet.

     American Dental's dental lasers, components and accessories are sold primarily in certain Asian and Pacific markets, Europe and North America. Lasers represented approximately 27%, 17% and 15% of American Dental's total revenues during 1999, 1998 and 1997, respectively.

     American Dental believes one important feature of its dental lasers is their ability to help reduce the pain associated with the procedures for which they are used. Additionally, because the laser is more precise than standard dental instruments, its use results in less cellular destruction. The laser minimizes bleeding during soft tissue surgery, creating a cleaner field in which to operate by eliminating time-consuming removal of blood from the operative site. The laser also reduces the risk of post-operative infection.

     American Dental's dental lasers are used for both soft tissue and hard tissue applications. Soft tissue procedures include removing excess or diseased gum tissue, contouring gums, performing biopsies, preparing gums for crown and bridge impressions, trimming the gums to fit crowns and bridges, treating gum disease and for hemostasis (control of bleeding). Hard tissue applications include removing early decay from teeth, etching, increasing hardness of dentin, and desensitizing and anesthetizing teeth. In May 1999, American Dental Technologies received U.S. Food & Drug Administration ("FDA") clearance to market the PulseMaster for the selective removal of enamel decay. American Dental has not received clearance from the FDA to market dental lasers in the United States for any other hard tissue application, but does market these instruments in certain other countries for such purposes. See "Governmental Regulation."

Intra Oral Camera Products

     The Ultracam is a sophisticated camera system that allows the dentist to take pictures of a patient's teeth during an examination. The pictures can be projected on a video monitor in the examination room for immediate viewing by the dentist and the patient and printed or stored on a computer disk. The Ultracam systems offered vary in size from the basic cart system, which is a portable camera and printer housed in a mobile cart, to a networked system that can be utilized in several examination rooms. The networked systems combine the cart system with central printing stations, digital docking stations and examination room monitors.

     The Ultracam is utilized in the dental practice for presentation, education and as a means of communicating their services through multi-media. The recently introduced Digital Docking Station greatly enhances the value of an intra oral camera by allowing the storage of up to 40 images on a 3 1/2" computer floppy disk.

     Ultracam products are sold primarily in North America and Europe. Since its acquisition in August 1998, the Ultracam products represented approximately 22% and 11% of American Dental's total revenue in 1999 and 1998, respectively.

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

     Industrial products accounted for less than 5% of American Dental's total revenues in 1999, 1998, and 1997, respectively.

Probe and Chart-It

     The Probe One is a computerized periodontal probe which works with practice management software to automate and streamline perio-probing and charting. Chart-It is an automated charting software program used to fully integrate a dentist's operatory with most front office practice management systems. These products represented less than 1% of the Company's total revenues in 1999, 1998 and 1997.

MARKETING, SALES AND TRAINING

General

     Prior to February 14, 2000, American Dental marketed its dental products through independent distributors, primarily Patterson Dental Company and Sullivan Schein, Inc., to general dental practitioners and certain other dental specialists in the United States. Sales to Patterson Dental Company, a major domestic distributor of the Company's kinetic cavity preparation units, were approximately 16%, 30%, and 34% of total revenues in 1999, 1998, and 1997, respectively.

     On February 14, 2000, American Dental commenced selling its dental products in the United States to dentists through its own sales force. The new business model for the United States does not merely encompass direct selling by the Company's own sales force. American Dental intends to become a distributor of dental equipment by establishing the infrastructure to support direct selling. American Dental will not only sell dental products it manufactures, but also intends to actively pursue OEM or strategic relationships with other manufacturers. Within five years, it hopes to be able to supply 80% to 90% of the equipment used by dentists.

     The new business model calls for the establishment of 20 dental sales and service centers in the year 2000 and 20 more in the following two years. Each center will be staffed with an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters. Additionally, each center will have a technician for installation and technical service support. Outside the United States, including Canada, American Dental will continue selling its dental products through its strong distributor network.

     American Dental's products are exclusively marketed in Japan by Denics Co. Ltd. ("Denics") or its affiliates. As of March 2000, American Dental has purchase commitments of approximately $4,560,675 through March 2001. Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 19%, 12%, and 10% of total revenues in 1999, 1998, and 1997, respectively.

     In most of Europe, American Dental's products are marketed through exclusive dental distributors, such as DLMedica in Italy, Casa Schmidt in Spain and Dentex in Russia. In Germany, the Company's primary European market, American Dental is selling directly to the end user as well as selling through distributors. An agreement was signed February 15, 2000 authorizing Plessing Dental Handel GmbH and their affiliate, Sirona, to act as the exclusive laser distributor for Germany, provided these two firms sell a minimum of 72 laser units during the balance of 2000. This agreement only covers distributor sales in Germany and allows American Dental's German subsidiary to continue to sell all of American Dental's products directly to the end user.

     The loss of American Dental's relationship with any of its international dental product distributors or their failure to meet purchase commitments could have a material adverse effect on American Dental's business.

     Marketing activities, such as dental exhibitions and meetings, are typically lower in the summer months, which results in decreased revenues during the third quarter of the year.

     American Dental presently has several industrial product distributors. Such distributors have been and are anticipated to be the primary source of sales for American Dental's industrial products in the future. Industrial product distributors are supported by American Dental primarily through advertising in the Thomas Register and trade journals, and by participation in trade shows.

     American Dental also sells some industrial products directly to customers through advertisements or customer referrals and through original equipment manufacturers of grinding equipment who purchase AJM systems to incorporate into their equipment.

INSTALLATION, TRAINING AND SERVICE

     Because American Dental's dental products represent new approaches to dentistry, installation and training are considered to be significant aspects of its marketing efforts. Shortly after any purchase, American Dental or the selling distributor install the product, verify that it is in proper working order and provide training on its lasers and large air abrasion units. American Dental also encourages each purchaser to participate in ongoing continuing education regarding the use of American Dental's dental products and endeavors to share new developments as soon as reliable scientific support has been established.

     American Dental or its distributors generally provide warranty service for American Dental's products in the United States. To service its dental products, American Dental has five full-time service employees in the United States and has service arrangements with independent distributors for products in other markets. Additionally, new service employees will be added as the sales and service centers are opened. If such arrangements are unavailable, certain of American Dental's sales personnel are trained to make minor service repairs. To date, American Dental has not experienced significant service problems. Previously, the warranty for a KCP, PAC, camera or laser was one year. The general warranty was extended to two years in the United States for sales after February 14, 2000. American Dental provides a limited five year warranty that a PAC will deliver full curing energy in the calibrated time of ten seconds or less.

     The Company has a service center in Keltern, Germany which provides installation, training, service and technical support for Europe, Russia and the Mid-East. In other international markets, the distributors provide installation, training and service with technical support from the United States office.

SUPPORT OF EDUCATIONAL ACTIVITIES

     Because American Dental's dental products represent new approaches to dentistry, American Dental believes a substantial effort is required to educate dentists regarding the advantages of its technology. American Dental actively supports educational activities relating to the use of its products.

     Dr. Terry Myers, an American Dental consultant, is the executive director of The Institute for Advanced Dental Technologies, formerly The Institute for Laser Dentistry (the "Institute"). Under the auspices of the Institute, Dr. Myers lectures at dental meetings and institutions throughout the world and publishes professional papers and articles. The Institute also supervises the training of clinical instructors, provides clinical instructors to lead educational programs, evaluates developments in dental technology and organizes clinical training programs. American Dental supports these programs by providing financial support to the Institute, soliciting enrollments, providing loans of equipment and assisting in the preparation of course materials. Following the completion of a program, an American Dental sales representative is typically available to answer questions concerning American Dental's products.

COMPETITION

     In general, American Dental's products are subject to intense competition, both from other advanced dental technology companies and from makers of conventional dental equipment. American Dental believes there are approximately ten companies which presently sell competing dental air abrasive products and approximately eleven companies which presently sell competing intra oral camera systems. American Dental believes there are approximately eight competing companies which presently offer Nd:YAG, diode, argon, erbium, holmium or CO2 lasers for use in dentistry. American Dental has patents in the basic technologies, both in air abrasion and lasers, which the Company believes provide a competitive advantage.

     American Dental's KCP, PAC and Laser products must also compete with conventional treatment methods using dental instruments or equipment which are generally less expensive and with which dentists are more familiar.

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

MANUFACTURING AND SUPPLIERS

     American Dental manufactures, assembles and services its products at its ISO 9001-certified facility in Corpus Christi, Texas. Certification under the ISO 9001 standard represents the highest level of facility certification attainable. Manufacturing certification became a requirement for all medical products distributed or sold in Europe as of July 1, 1998.

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

     American Dental's research and development expenditures for 1999, 1998 and 1997 were $931,189, $947,202 and $641,984, respectively. American Dental's current research and development efforts are focused on new complementary products for the dental market.

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

United States Regulatory Requirements

     The FDA granted clearance to market the KCP for hard-tissue applications and the PulseMaster dental lasers for soft-tissue procedures in late 1992. Clearance to market the PAC was granted by the FDA in mid-1995. The PulseMaster received FDA clearance to market for laser curettage in March 1997 and a diode laser was granted soft tissue clearance in September 1997. The Pulsemaster received FDA clearance to market for selective removal of enamel dental caries in May 1999. The receipt of FDA clearance requires proof of the product's safety and efficacy or that the product is substantially equivalent to products which have already received FDA clearance. Such clearances, if obtained, may take from three months to several years to receive.

Foreign Regulatory Requirements

     The KCP, PAC, Intraoral cameras and Lasers have been granted CE mark approvals which are recognized by most European countries, and may be sold in Germany and many other European markets. In the latter part of 1996, approval to market the KCP in Japan was obtained. American Dental's dental lasers comply with government regulations in most major countries in Europe, Asia, the Pacific Rim, and North and South America and are marketed for both hard and soft tissue applications, except in Japan, where (as in the United States) they have not been cleared for certain hard-tissue procedures. Additional foreign authorizations to market its dental products are being sought where needed. Regulation of medical devices in other countries varies between countries such as Japan, which has standards similar to the FDA, to countries which have no regulations. Regulation of medical devices in other countries is also subject to change and there can be no assurance American Dental will continue to be able to comply with such requirements.

     European regulations required ISO 9001 certification as of July 1998 for all medical products distributed or sold in Europe. American Dental's manufacturing facility received ISO 9001 certification in 1997.

PRODUCT LIABILITY EXPOSURE

     American Dental's business involves the inherent risk of product liability claims. If such claims arise, they could have an adverse effect on American Dental. American Dental currently maintains product liability insurance on a "claims made" basis with coverage per occurrence and in the aggregate annually of $5,000,000. There is no assurance that such coverage will be sufficient to protect American Dental from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

FOREIGN OPERATIONS

     See "American Dental Technologies, Inc. Notes to Financial Statements, Note 8."

EMPLOYEES

     On March 1, 2000, American Dental had 95 full-time employees and 2 part-time employees. Of these employees, 24 were engaged in direct sales and marketing activities and 55 in manufacturing activities. The remaining employees are in finance, administration, customer service, and research and development. American Dental has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information concerning each of the current executive officers of American Dental who are elected to serve at the discretion of the Board of Directors.


                  Name                      Age        Position
                  ------------------------------------------------------------------------------------
                  Ben J. Gallant            66         President, Chief Executive Officer and Director
                  Barbara A. Danieli        37         Chief Financial Officer
                  John E. Vickers           53         Executive Vice President, Secretary and Director
                  William S. Parker         54         Senior Vice President - Dental
                  Hans Nahme                60         Senior Vice President - Sales
                  William E. Graham         41         Vice President - Eastern Sales
                  John A. Miller            40         Vice President - Western Sales
                  William D. Myers          58         Chairman of the Board of Directors


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

Barbara A. Danieli - Ms. Danieli was appointed Chief Financial Officer in April 1999. She had been the Controller of American Dental since 1998 and prior to that, the Accounting Manager for American Dental since 1997. Prior to joining American Dental, Ms. Danieli was a financial analyst for Kmart Corporation from 1995 to 1997, and an accountant for a local Michigan accounting firm from 1990 to 1995.

John E. Vickers III - Mr. Vickers was appointed Executive Vice President in August 1998. He had been the Senior Vice President - Operations of American Dental since November 1996 and became a director in July 1996. Mr. Vickers had served as Texas Air's chief financial officer and legal counsel since June 1993 and had various operating responsibilities with Texas Air. From December 1991 until September 1994, Mr. Vickers was of counsel to the law firm of Novak, Vickers and Burt. Mr. Vickers had been engaged in the practice of law for 25 years.

Hans Nahme - Mr. Hahme was appointed Senior Vice President - Sales in August 1999. He had been the Vice President - International Sales since May 1999. Prior to joining American Dental, Mr. Nahme had been general manager with IDEA Associates, Inc., a Portland, Oregon firm that had been responsible for export sales of American Dental products in Latin America, Australia and New Zealand, from 1997 to 1999. From 1994 to 1997, Mr. Nahme was Vice President - International Sales of Dentech, Inc.

William S. Parker - Mr. Parker was appointed Senior Vice President - Dental in August 1998. He had been a consultant, then an employee of the Company in charge of product development since 1991. From 1976 to 1991, he was the president and co-founder of the New Directions Group, Inc., a management consulting firm which had clients such as Ford, Exxon Enterprises, AT&T and Ross Laboratories. He is chiefly responsible for the Company's product development.

William E. Graham - Mr. Graham was appointed Vice President - Eastern Sales in May 1999. Mr. Graham had been Vice President - Sales and prior to that National Sales Manager - Ultracam from August 1998 to May 1999. Prior to joining American Dental, Mr. Graham was a high tech product consultant for Meer Dental, a large regional dental distributor, from November 1996 until August 1998. From August 1993 to November 1996 he was a sales representative for Insight Imaging, Inc., an intra oral camera manufacturer.

John A. Miller - Mr. Miller was appointed Vice President - Western Sales in May 1999. Prior to joining American Dental, Mr. Miller was President of Source One, a marketing, consulting, planning and research firm he founded in 1996. Mr. Miller has been in dental equipment related sales for over ten years.

William D. Myers, M.D. - Dr. Myers is one of the founders of American Dental and a co-inventor of the Company's first dental laser. He has been Chairman of the Board of American Dental since January 1990. Dr. Myers has been a practicing ophthalmologist for more than 20 years and is the founder and director of the Michigan Eyecare Institute. Dr. William Myers and Dr. Terry Myers are brothers.

FORWARD LOOKING STATEMENTS

     This report and other reports filed by the Company, as well as our press releases and other investor communications, contain statements which are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties which could cause our results and performance to differ materially from the Company's expectations. Such uncertainties include, without limitation, the possible failure to maintain its lines of credit, ability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the inability of revenues to offset additional costs associated with the new approach, the negative effects of competition on prices and sales volumes and the other risks and uncertainties set forth in this report.

ITEM 2. DESCRIPTION OF PROPERTIES

     American Dental owns an approximately 52,000 square foot manufacturing facility on 5.2 acres located at 5555 Bear Lane, Corpus Christi, Texas 78405 which houses its manufacturing and administration facilities.

     The office building in Southfield, Michigan was sold in November, 1999 as part of the move to consolidate administrative operations in Corpus Christi, Texas. American Dental maintains a lease on a total of 1,800 square feet office space in Southfield, Michigan and a total of 1,200 square feet in San Carlos, California for its product development, clinical and service activities. As of March 15, 2000, twelve locations were leased for sales and service centers. The leases are generally for one to two year terms.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation at December 31, 1999. All of the litigation involving Kreativ, Inc. was settled during 1999 as previously disclosed. The Company received a $580,000 settlement from Kreativ Inc. in the false advertising suit and received $300,000 in exchange for a paid-up license in settlement of the two patent suits. The proceeds from the false advertising suit are included in other income in the statement of operations and the proceeds from the patent suit are included in the license transfer fees in the statement of operations.

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


                                                                 Closing Price
                                                            High               Low
                                                           -------------------------

                           1998
                           First Quarter                   $ 5.375           $ 4.750
                           Second Quarter                    5.563             4.438
                           Third Quarter                     5.063             3.500
                           Fourth Quarter                    4.375             3.438

                           1999
                           First Quarter                    $4.688            $3.688
                           Second Quarter                    4.125             3.125
                           Third Quarter                     3.750             2.250
                           Fourth Quarter                    2.375             1.250

     As of March 30, 2000, there were approximately 4,000 beneficial and record holders of American Dental common stock based upon the records of the Company's stock transfer agent and security position listings.

     The Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors considered relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

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



                                        (dollars in thousands, except per share amounts)

                                1999         1998          1997          1996              1995
                              -------------------------------------------------------------------

Operating data:
Net revenues                  $ 24,370     $ 28,285        $ 21,652     $ 20,510        $ 13,617
Net income (loss)             $    392     $  8,849(2)     $  3,622     $  5,628(2)     $ (1,274)

Net income (loss)
   per common share
   assuming dilution          $    .05     $   1.20        $    .47     $    .90        $   (.34)

Weighted average number
   of common shares              7,446        7,375           7,640        6,284           3,836

Balance Sheet Data:
Total assets                  $ 40,348     $ 41,855(3)     $ 22,530     $ 21,280(4)     $ 12,984
Long-term obligations            5,373        6,271             135          577           3,664
Stockholders' equity(5)         32,018       31,809          20,257       16,809           1,832
Working capital (deficit)       17,144       17,504           8,290        5,153          (1,437)

-----------------
(dollars in thousands)

(1) Includes $5,072 income tax benefit related to reversal of a previously recorded deferred tax asset valuation allowance

(2) Includes $2,700 related party royalty income and a $560 restructuring expense.

(3) Includes goodwill of $4,230 and other assets of $3,948 recorded in connection with the acquisitions of The Dental Probe and Dental Vision Direct in February 1998 and August 1998, respectively.

(4) Includes goodwill of $6,125 and other assets of $2,447 recorded in connection with the acquisition of Texas Airsonics, Inc. on July 31, 1996.

(5)  No dividends were paid on the common stock during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     For the year ended December 31, 1999, income before taxes was $1,007,606 compared to $3,777,200 for 1998. The decline in income before taxes was primarily attributable to a decline in revenues and gross margins, and an increase in selling and marketing expenses for the first half of 1999 as a percentage of revenues.

     For the year ended December 31, 1998, income before taxes was $3,777,200 compared to $3,621,770 for 1997. The increase in income before taxes was primarily due to increased revenues, which was partially offset by increased legal fees incurred during 1998 for defending the Company's business reputation and patents.

     For the year ended December 31, 1999, the Company's revenues decreased 14% compared to 1998. This decrease in revenues is primarily due to 27% decrease in revenues in North America, partially offset by a 39% increase in revenues in Japan and a 41% increase in Europe. The decrease in North American revenues is primarily due to a decrease in KCP sales caused by the liquidation of dealer inventories and a soft air abrasion market. The Company is attempting to reduce fluctuations resulting from dealer inventory adjustments by implementing the new business model described in Item I. Sales of lasers, PAC lights and intraoral cameras increased in North America during 1999, partially off-setting the softer KCP sales. The increase in revenues in Europe are mainly attributable to the addition of new distributors in 1999.

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

     Gross profit as a percentage of revenues was 48% for the year ended December 31, 1999, compared to 54% in 1998 and 57% in 1997. The decrease in gross profit as a percentage of revenues in 1999 compared to 1998 and 1997 is due to price discounts extended to North American distributors and a change in product mix with lower gross profit as a percentage of revenues on the Ultracam product line acquired in August 1998.

     Selling, general and administrative expenses were $10,772,746 in 1999, $10,618,210 in 1998 and $8,418,271 in 1997. The increase in 1999 is primarily attributable to sales and marketing expenses in the first half of the year which were higher as a percentage of sales primarily due to increased selling, marketing, and general and administrative expenses related to the camera business acquired from Dental Vision Direct and amortization of goodwill also related to the camera business. The increase in 1998 is attributable to increased selling and marketing expenses in North America and legal expenses in excess of $500,000 for the purpose of defending the Company's business reputation and patents.

     Research and development expenses were $931,189 in 1999, $947,202 in 1998, and $641,984 in 1997. The expenditures related primarily to the development of a new PAC light and two new products which have not been completed. The increase in research and development expense during 1998 was due to expenses relating to clinical reports for regulatory approvals and the completion of two new products.

     License transfer fees increased $665,000 for the year ended December 31, 1999 compared to 1998. This increase is primarily due to the licensing agreement with ESC Medical Systems, Ltd. for $300,000, a licensing agreement with Chart-It for $65,000 and settlement of $300,000 from Kreativ regarding patent litigation.

     Other income increased $715,050 for the year ended December 31, 1999 compared to 1998. This increase is primarily due to the Kreativ lawsuit settlement of $580,000 and a gain on the sale of the Michigan building of $180,000.

     Interest expense was $401,438 in 1999, $206,856 in 1998, and $52,857 in
1997. The increase in interest expense in 1999 and 1998 is primarily due to the debt incurred to fund the acquisition of DVD in August 1998.

     In 1999, the Company recorded a $616,000 charge for income tax. The Company's income taxes at U.S. statutory rates, differs from its recorded income tax expense primarily due to nondeductible goodwill amortization. In 1998, the Company reversed its previously recorded deferred tax asset valuation allowance as the Company determined that it was more likely than not that it would realize the related deferred tax asset. The effect of the reversal was to increase net income by $5,072,117 for this income tax benefit. The Company's income taxes at
U. S.

statutory rates differs from its recorded income tax benefit primarily due to the reversal of a previously recorded deferred tax valuation allowance in 1998. At December 31, 1999, the Company had net deferred tax assets totaling $4,744,000, primarily consisting of a net operating loss carryforward of $3,746,000. These net operating loss carryforwards expire in various amounts in the years 2006 through 2011.

Liquidity and Capital Resources

     The Company's operating activities provided $2,818,774 in cash resources in 1999. Cash provided by operating activities in 1999 was due to net income of $391,606, a decrease in inventories of $1,401,007, a decrease in accounts receivable of $211,110, $558,619 of non-cash change in deferred taxes and $1,868,378 of non-cash depreciation and amortization expense. Cash provided by operating activities was primarily offset by reductions in liabilities totaling $1,833,462.

     The Company's investing activities used $149,095 in cash resources in 1999. The cash used in investing activities in 1999 related primarily to the expansion of the Company's facility in Corpus Christi, Texas, partially offset by the sale of its office in Southfield, Michigan.

     On September 30, 1999, the Company renewed an agreement for a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 6.0% at December 31, 1999) plus 1.5%, which expires in September 2001. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of December 31, 1999, the Company had $5,150,000 outstanding and $2,350,000 available under this line of credit. The borrowings were used to fund the Company's acquisition of DVD.

     The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred costs of approximately $50,000 in connection with remediating its systems and anticipates no further costs. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is subject to market risk from changes in foreign exchange rates, interest rates and raw material prices.

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

     As currency rates change, translation of the income statements of the Company's German subsidiary into United States dollars affects year-to-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from the German operations are generally reinvested locally.

     As of December 31, 1999 and 1998, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $1,562,051 and $964,512 in 1998. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $156,205 and $96,541 for 1999 and 1998, respectively.

     Interest Rate Risk

     The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's long term debt represents borrowings under a revolving line of credit at the bank's prime rate and various notes at Eurodollar rates plus 1.5% and is sensitive to changes in interest rates. The borrowings under the Eurodollar rates have maturity dates varying between 30 to 120 days. At December 31, 1999, the weighted average interest rate on the $5,150,000 debt was 7.22% and the fair value of the debt approximates its carrying value.

     The Company had interest expense of $401,438 in 1999 as compared to $206,856 in 1998. The potential increase in interest expense from a hypothetical 2% adverse change, assuming the December 31, 1999 and 1998 debt was outstanding for the entire year, would be approximately $103,000 and $118,000 for the year ended December 31, 1999 and 1998, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





Financial Statements




                         Report of Independent Auditors






Stockholders and Board of Directors
American Dental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Dental Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Dental Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                                     /s/ Ernst & Young LLP

Detroit, Michigan
February 25, 2000

                       American Dental Technologies, Inc.
                      Consolidated Statements of Operations




                                                       Year Ended December 31
                                                 1999              1998             1997
                                             -------------     ------------      ------------
Revenues:
  Equipment:
   Trade                                     $  19,665,156     $ 24,545,421      $ 19,386,836
   Related party (Note 3)                        4,536,007        3,465,819         2,060,505
                                             -------------     ------------     -------------
                                                24,201,163       28,011,240        21,447,341
  Royalties                                        168,364          273,480           204,533
                                             -------------     ------------     -------------
                                                24,369,527       28,284,720        21,651,874

   Cost of sales                                12,778,664       12,877,318         9,371,342
                                             -------------     ------------      ------------
   Gross profit                                 11,590,863       15,407,402        12,280,532

Selling, general and administrative             10,772,746       10,618,210         8,418,271
Research and development                           931,189          947,202           641,984
                                             -------------     ------------      ------------
Income (loss) from operations                     (113,072)       3,841,990         3,220,277
Other income (expense)
   License transfer fee                            665,000              ---           375,000
   Other income                                    857,116          142,066            79,350
   Interest expense                               (401,438)        (206,856)          (52,857)
                                             -------------     ------------      ------------
Income before income taxes                       1,007,606        3,777,200         3,621,770
Income tax (benefit) expense                       616,000       (5,072,117)              ---
                                             -------------     ------------      ------------
Net income                                   $     391,606      $ 8,849,317      $  3,621,770
                                             =============      ===========      ============



Net income per share                              $ 0.05            $ 1.21          $  0.52
                                                  ======            ======          =======

Net income per share
   assuming dilution                              $ 0.05            $ 1.20          $  0.47
                                                  ======            ======          =======




                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets




                                                         December 31
                                                    1999             1998
                                                ------------------------------
ASSETS
Current assets:
  Cash                                          $ 3,230,647     $ 1,409,404
  Accounts receivable:
     Trade, less allowance of $188,000
       in 1999 and $175,000 in 1998               3,584,559       4,423,633
     Related party (Note 3)                       1,131,693       1,143,475
                                                -----------     -----------
                                                  4,716,252       5,567,108

  Inventories (Note 1)                            9,938,205      11,225,208
  Deferred taxes                                    870,000       1,857,143
  Prepaid expenses and other current assets         569,903         919,633
  Other receivable (Note 6)                         100,000              --
  Note receivable-related party (Note 3)            675,000         300,000
                                                -----------     -----------
Total current assets                             20,100,007      21,278,496

Deferred taxes                                    3,874,000       3,445,476
Property and equipment, net (Note 1)              2,447,906       2,462,747
Intangible assets, net (Notes 1,2 and 3):
  Goodwill                                       11,850,523      12,170,149
  Air abrasive technology rights                    551,838         730,878
  Other                                           1,523,539       1,667,439
                                                -----------     -----------
                                                 13,925,900      14,568,466
Other receivable (Note 6)                                --         100,000
                                                -----------     -----------
Total assets                                    $40,347,813     $41,855,185
                                                ===========     ===========






                             See accompanying notes.

                       American Dental Technologies, Inc.
                           Consolidated Balance Sheets


                                                                  December 31
                                                            1999              1998
                                                       -----------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                    $  2,311,903      $  2,877,517
  Compensation and employee benefits                       217,141           405,850
  Accrued warranty                                         150,000           194,732
  Other accrued liabilities                                277,108           296,448
                                                      ------------      ------------
Total current liabilities                                2,956,152         3,774,547

Other non-current liabilities (Note 4)                     223,278           321,336
Notes payable (Note 4)                                   5,150,000         5,950,000


Stockholders' equity:
  Preferred stock, $.01 par value, authorized
     10,000,000 shares; none outstanding
  Common stock, $.04 par value, authorized
     12,500,000 shares; outstanding: 7,367,847
     shares in 1999; and 7,419,259 shares in 1998          294,717           296,773
  Additional paid-in capital                            42,312,636        42,359,016
  Warrants and options                                     801,000           772,500
  Accumulated deficit                                  (11,121,624)      (11,513,230)
  Foreign currency translation                            (268,346)         (105,757)
                                                      ------------      ------------
Total stockholders' equity                              32,018,383        31,809,302
                                                      ------------      ------------
Total liabilities and stockholders' equity            $ 40,347,813      $ 41,855,185
                                                      ============      ============



                             See accompanying notes.

                       American Dental Technologies, Inc.
                      Consolidated Statements of Cash Flows




                                                                        Year ended December 31
                                                                 1999            1998               1997
                                                           ---------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $   391,606      $ 8,849,317      $ 3,621,770
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                              413,977          244,566          121,435
     Amortization                                            1,454,401        1,225,344          990,742
     Deferred taxes                                            558,619       (5,212,619)         (45,000)
     Net gain on disposal of property and equipment           (179,368)              --               --
     Other non-cash gains                                           --               --         (100,000)
  Changes in operating assets and liabilities:
     Accounts receivable                                       211,110       (2,221,040)         124,343
     Inventories                                             1,401,007       (3,788,370)        (905,068)
     Prepaid expenses and other current assets                 400,884         (300,218)         (29,098)
     Notes and other receivables                                    --          200,000         (600,000)
     Accounts payable                                         (556,620)       1,580,876         (754,470)
     Compensation and employee benefits                       (187,112)         157,977           11,243
     Other accrued liabilities                                (248,727)          99,240         (694,750)
     Other non-current liabilities                            (841,003)         183,989          (41,780)
                                                           -----------      -----------      -----------
   Net cash provided by operating activities                 2,818,774        1,019,062        1,699,367

INVESTING ACTIVITIES
Acquisition of businesses                                           --       (3,315,000)              --
Purchases of property, plant & equipment                      (986,982)      (1,242,296)        (126,718)
Proceeds from sales of property, plant & equipment             769,367               --               --
Collections on notes receivable                                300,000               --               --
Increase in intangible assets                                 (231,480)        (307,787)      (1,087,639)
                                                           -----------      -----------      -----------
Net cash used in investing activities                         (149,095)      (4,865,083)      (1,214,357)

FINANCING ACTIVITIES
Payments on note payable to related party                           --               --         (500,000)
Payments on note payable                                      (800,000)      (5,800,000)        (250,000)
Proceeds from note payable                                          --        7,600,000               --
Repurchase of common stock                                     (91,339)              --               --
Proceeds from exercise of warrants                                  --        1,564,000               --
Proceeds from exercise of stock options                         42,903           59,742          264,481
                                                           -----------      -----------      -----------
Net cash provided by (used in) by financing activities        (848,436)       3,423,742         (485,519)
                                                           -----------      -----------      -----------
Increase (decrease) in cash                                  1,821,243         (422,279)            (509)

Cash at beginning of year                                    1,409,404        1,831,683        1,832,192
                                                           -----------      -----------      -----------
Cash at end of year                                        $ 3,230,647      $ 1,409,404      $ 1,831,683
                                                           ===========      ===========      ===========



                             See accompanying notes.

                        American Dental Technologies, Inc
                 Consolidated Statements of Stockholders' Equity




                                                                       Additional        Warrants
                                               Common Stock             Paid-In             and
                                           Shares       Amount          Capital           Options
                                        ------------ ------------    -------------    --------------
Balance at January 1, 1997                6,936,353  $    277,457    $ 40,515,943     $         --
 Net income for 1997
 Foreign currency translation
       Comprehensive income
 Exercise of stock options                   65,205         2,608         261,872
 Redemption of stock cancellation
       of joint venture (Note 3)            (53,547)       (2,142)       (331,191)
                                       ------------  ------------    ------------     ------------
Balance at December 31, 1997              6,948,011       277,923      40,446,624               --
 Net income for 1998
 Foreign currency translation
       Comprehensive income
 Issuance of common stock for
  acquisition of business (Note 2)           61,500         2,460         305,040
 Exercise of stock options                   18,748           750          58,992
 Issuance of options for intangible
  assets                                                                                    52,500
 Exercise of warrants                       391,000        15,640       1,548,360
 Issuance of warrants for
  acquisition of business (Note 2)                                                         720,000
                                       ------------  ------------    ------------     ------------
Balance at December 31, 1998              7,419,259       296,773      42,359,016          772,500
 Net income for 1999
 Foreign currency translation
 Comprehensive income
 Exercise of stock options                   12,788           512          42,391
 Issuance of common stock for
  intangible assets                                                                         28,500
 Repurchase of common stock                 (64,200)       (2,568)        (88,771)
                                       ------------  ------------    ------------     ------------
 Balance at December 31, 1999             7,367,847  $    294,717    $ 42,312,636     $    801,000
                                       ============  ============    ============     ============




                                                          Foreign
                                        Accumulated       Currency
                                          Deficit        Translation          Total
                                       ------------     -------------     ------------
Balance at January 1, 1997             $(23,984,317)    $    (43,588)     $ 16,765,495
 Net income for 1997                      3,621,770                          3,621,770
 Foreign currency translation                                (60,976)          (60,976)
                                                                          -------------
       Comprehensive income                                                  3,560,794
                                                                          -------------
 Exercise of stock options                                                     264,480
 Redemption of stock cancellation
       of joint venture (Note 3)                                              (333,333)
                                       ------------     -------------     ------------
Balance at December 31, 1997            (20,362,547)        (104,564)       20,257,436
 Net income for 1998                      8,849,317                          8,849,317
 Foreign currency translation                                 (1,193)           (1,193)
                                                                          ------------
       Comprehensive income                                                  8,848,124
                                                                          ------------
 Issuance of common stock for
  acquisition of business (Note 2)                                             307,500
 Exercise of stock options                                                      59,742
 Issuance of options for intangible
  assets                                                                        52,500
 Exercise of warrants                                                        1,564,000
 Issuance of warrants for
  acquisition of business (Note 2)                                             720,000
                                       ------------     -------------     ------------
Balance at December 31, 1998            (11,513,230)        (105,757)       31,809,302
 Net income for 1999                        391,606                            391,606
 Foreign currency translation                               (162,589)         (162,589)
                                                                          ------------
       Comprehensive income                                                    229,017
                                                                          ------------
 Exercise of stock options                                                      42,903
 Issuance of common stock for
  intangible assets                                                             28,500
 Repurchase of common stock                                                    (91,339)
                                       ------------     -------------     ------------
 Balance at December 31, 1999          $(11,121,624)    $    (268,346)    $ 32,018,383
                                       ============     =============     ============



                             See accompanying notes.

                   Notes to Consolidated Financial Statements
                                December 31, 1999


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

Inventories

Inventories are stated at the lower of cost, determined by the first-in first-out method, or market. At December 31, inventories consisted of the following:


                                                                 1999           1998
                                                           ------------    -------------
                Finished goods                             $  1,310,448    $   1,255,608
                Raw materials, parts and supplies             8,627,757        9,969,600
                                                           ------------    -------------
                                                           $  9,938,205    $  11,225,208
                                                           ============    =============

Inventories at December 31, 1999 and 1998 are net of valuation allowances of $811,715 and $555,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years. At December 31, property and equipment consisted of the following:


                                                                1999            1998
                                                           ------------      -----------
                  Building and improvements                $  1,546,745      $ 1,469,583
                  Office furniture and equipment              3,023,207        2,737,837
                                                           ------------      -----------
                                                              4,569,952        4,207,420
                  Accumulated depreciation                   (2,122,046)      (1,744,673)
                                                           ------------      -----------
                                                           $  2,447,906      $ 2,462,747
                                                           ============      ===========

Intangible Assets

Intangible assets consist of goodwill, air abrasive technology rights, patents, distribution rights and organization costs and are stated at cost less accumulated amortization. The Company is amortizing goodwill over periods ranging from 15 to 25 years, air abrasive technology rights over 10 years and other intangible assets over lives ranging from 5 to 17 years. Accumulated amortization was $5,806,049 and $4,351,647 at December 31, 1999 and 1998,
respectively.

The Company periodically evaluates intangible assets for indicators of impairment in value. When impairment is indicated, the Company revalues the assets based on their estimated fair value.

Revenue Recognition

The Company recognizes revenues and related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognized revenue on certain sales to two of its largest distributors under terms which require shipment to a local independent warehouse during 1997 and 1998.

                   Notes to Consolidated Financial Statements
                                December 31, 1999

1.     Organization and Significant Accounting Policies (continued)

Net Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:


                                                     1999            1998           1997
                                                   ----------     ----------     ----------
Numerator:
   Net income                                      $  391,606     $8,849,317     $3,621,770
                                                   ----------     ----------     ----------

   Numerator for basic and diluted earnings per
     share - income available to common
     stockholders after assumed conversions        $  391,606     $8,849,317     $3,621,770

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                        7,424,433      7,310,510      6,933,740

     Effect of dilutive securities:
     Employee stock options                            21,736         51,626        138,409
     Warrants                                              --         12,858        568,231
                                                   ----------     ----------     ----------

   Dilutive potential common shares
     Denominator for diluted earnings per
       share - adjusted weighted-average
       shares after assumed conversions             7,446,169      7,374,994      7,640,380
                                                   ==========     ==========     ==========

   Net income per share                            $     0.05     $     1.21     $     0.52
                                                   ==========     ==========     ==========
   Net income per share assuming dilution          $     0.05     $     1.20     $     0.47
                                                   ==========     ==========     ==========

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense approximated $603,400, $1,353,500 and $1,042,000 in 1999, 1998 and 1997,
respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                   Notes to Consolidated Financial Statements
                                December 31, 1999


1.   Organization and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair value of the Company's cash, accounts receivable, note receivable, accounts payable and note payable to the bank approximates their carrying value due to their short term nature.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 1999.

2.   Business Acquisitions

Dental Vision Direct

On August 1, 1998, the Company acquired 100% of the outstanding stock of Dental Vision Direct ("DVD"), which manufactures and markets intra oral cameras and related equipment. The total consideration paid was $7,620,000, including $3,000,000 in cash, a promissory note of $3,900,000 and warrants to purchase 600,000 shares of Company common stock at a price of $5.50 per share. The $3,900,000 promissory note was repaid in October 1998 with proceeds from the line of credit as described in Note 4. The acquisition was accounted for as a purchase and, accordingly, the total consideration paid of $7,620,000 has been allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date and the excess consideration of $4,367,000 has been allocated to goodwill to be amortized over a 25 year period. The results of operations for DVD have been included in the consolidated statements of operations for the Company from the acquisition date.

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


                                     Year Ended December 31
                                      1998            1997
                                  -----------     -----------
         Revenues                 $32,313,902     $29,081,521
         Net income                 8,402,401       2,270,229
         Net income per share     $      1.14     $      0.30

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

                   Notes to Consolidated Financial Statements
                                December 31, 1999

3.   Agreements with Related Parties

Denics Co., Ltd.

In December 1999, the Company agreed to convert $675,000 of outstanding accounts receivable from Denics to a note receivable, with interest payable at 8.5%, due February, 2001.

In February 1998, the Company agreed to convert $500,000 of outstanding accounts receivable from Denics to a note receivable, with interest payable at 10.5% due in September 1998. In August 1998, the Company agreed to modify the repayment terms of the note receivable to $200,000 due August 31, 1998 and five monthly installments of $60,000 commencing in April 1999. The note was paid in full in September, 1999.

Sales of lasers and KCPs to Denics were $4,536,007, $3,465,819 and $2,060,505 in 1999, 1998 and 1997, respectively. The Company had accounts receivable of $1,131,693 and, $1,143,475 from Denics at December 31, 1999 and 1998, respectively.

Denics owned 4.89% and had warrants to acquire an additional 1.43% of the Company's common stock. These warrants expired in 1999 and Denics is no longer considered a "related party". However, the Company has disclosed its trade sales and accounts receivable balances with Denics as a "related party" on the face of the financial statements for all periods presented to provide consistent disclosure.

Other

The Company obtained consulting and research services from related parties and paid approximately $159,200 in 1997 for such services. There was no such expense in 1999 and 1998.

4.     Line of Credit and Other Non-Current Liabilities

On September 30, 1999, the Company renewed an agreement for a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 6.0% at December 31, 1999) plus 1.5%, which expires in September 2001. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of December 31, 1999, the Company had $5,150,000 outstanding and $2,350,000 available under this line of credit.

The Company leases certain equipment under capital leases. Equipment related to these capital leases had a net book value of approximately $281,525 at December 31, 1999. Future minimum lease payments under capital and operating leases as of December 31, 1999 are as follows:


                           Year                                        Operating         Capital
                                                                        Leases            Leases
                                                                       ---------        ----------
                           2000                                        $  83,388        $  124,195
                           2001                                           33,120           124,195
                           2002                                           24,840            79,066
                           2003                                                             47,776
                           2004 and thereafter                                                  --
                                                                       ---------         ---------
                                                                       $ 141,348           375,232

                           Less amount representing interest                               (53,897)
                                                                                         ---------
                                                                                         $ 321,335
                                                                                         =========

Capital lease obligations at December 31, 1999 consisted of the following:

Current portion                                                       $ 98,057
Non-current portion                                                    223,278
                                                                      --------
Total capital lease obligations                                       $321,335
                                                                      ========

Rental expense, primarily office facilities, for operating leases in 1999, 1998 and 1997 approximated $94,227, $144,000 and $154,000, respectively.

The Company paid interest of approximately $401,438, $207,000 and $63,000 in 1999, 1998 and 1997, respectively.

                   Notes to Consolidated Financial Statements
                                December 31, 1999



5.   Stockholders' Equity, Stock Options and Warrants

The Company has authorized three stock option plans for employees, officers, directors, consultants and other key personnel. As of December 31, 1999, the Nonqualified Stock Option Plan has 287,500 shares reserved, 72,804 shares available for issuance and 172,409 shares outstanding; the Long-Term Incentive Plan has 625,000 shares reserved, 108,802 shares available for issuance and 436,649 shares outstanding; and the Stock Option Plan for Employees has 17,405 shares reserved, 1,166 shares available and 13,536 shares outstanding

The Company also authorized and granted 81,392 stock options exclusive of the above described plans, of which 48,721 options have been exercised or canceled and 32,670 options were outstanding at December 31, 1999.

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.1, .373 and 1.437 and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                            1999           1998              1997
                                         ---------      ----------        ----------

Proforma net income                      $ 366,875  $   8,438,709     $   3,213,783
Proforma net income per share            $    0.05  $        1.15     $        0.46
Proforma net income per share
  assuming dilution                      $    0.05  $        1.14     $        0.42

                   Notes to Consolidated Financial Statements
                                December 31, 1999

5.   Stockholders' Equity, Stock Options and Warrants (continued)

Stock option activity is summarized as follows:

                                       Number         Weighted-Average
                                     of Shares         Exercise Price
                                     ---------        ----------------

Outstanding at January 1, 1997          576,158            5.52
                                     ==========
Exercisable at January 1, 1997          576,158            5.52
                                     ==========

Options granted                         251,872            5.44
Options exercised                       (65,205)           3.66
Options canceled                        (18,185)           9.29
                                     ----------

Outstanding at December 31, 1997        744,619            5.57
                                     ==========
Exercisable at December 31, 1997        541,811            5.64
                                     ==========

Options granted                          51,560            4.72
Options exercised                       (18,748)           3.19
Options canceled                        (38,323)           5.55
                                     ----------

Outstanding at December 31, 1998        739,108            5.57
                                     ==========
Exercisable at December 31, 1998        535,598            5.63
                                     ==========

Options granted                         111,872            3.47
Options exercised                       (12,788)           3.36
Options canceled                       (182,928)           6.29
                                     ----------

Outstanding at December 31, 1999        655,264            5.06
                                     ==========
Exercisable at December 31, 1999        535,598            6.19
                                     ==========


The weighted-average fair value of options granted during the year was $3.46, $1.07 and $4.51 in 1999, 1998 and 1997, respectively. Exercise prices for options outstanding as of December 31, 1999 ranged from $2.00 to $50.00. The weighted-average remaining contractual life of those options is 4.7 years.



Warrant activity is summarized as follows:            Weighted-Average
                                       Shares          Exercise Price
                                     ----------       ----------------
Outstanding at January 1, 1997        2,846,868            5.04
                                     ==========
Exercisable at January 1, 1997        1,097,639            4.08
                                     ==========

Warrants issued                              --              --
Warrants canceled                            --              --
                                    -----------
Outstanding at December 31, 1997      2,846,868            5.04
                                    ===========
Exercisable at December 31, 1997      2,846,868            5.04
                                    ===========

Warrants issued                         600,000            5.50
Warrants exercised                     (391,000)           4.00
Warrants canceled                      (125,000)           4.00
                                    -----------
Outstanding at December 31, 1998      2,930,868            5.46
                                    ===========
Exercisable at December 31, 1998      2,930,868            5.46
                                    ===========

Warrants issued                          50,000            4.13
Warrants exercised                           --              --
Warrants canceled                    (2,232,618)           5.50
                                    -----------
Outstanding at December 31, 1999        748,250            5.29
                                    ===========
Exercisable at December 31, 1999        748,250            5.29
                                    ===========

                   Notes to Consolidated Financial Statements
                                December 31, 1999

5.   Stockholders' Equity, Stock Options and Warrants (continued)

The weighted-average fair value of warrants granted during 1999 was $4.13 and $1.20 in 1998. Exercise prices for warrants outstanding as of December 31, 1999 ranged from $4.00 to $5.64. The weighted-average remaining contractual life of those warrants is 4 years.

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

In 1999, the Company sold a license to ESC Medical Systems, Ltd. for $300,000 for the use of certain patents. The Company delivered the license to ESC Medical Systems, Ltd in 1999 and recorded the income in 1999 as a license transfer fee since the Company has no additional requirements under this license.

7.   Income Taxes

At December 31, 1999, the Company had a $11,018,472 net operating loss carryforward for federal income tax purposes, which expire in various amounts in the years 2006 through 2011.

Deferred tax assets represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                         December 31
                                                     1999             1998
                                                 -----------      -----------
Allowance for doubtful accounts                 $    77,000      $    72,000
Inventory valuation reserves                        402,000          189,000
Depreciation                                        261,000          287,000
Compensation and employee benefits                   51,000          236,000
Alternative minimum tax credit carryforward         245,000          212,000
Other                                               206,000          328,000
Net operating loss carryforwards                  3,746,000        4,047,000
                                                -----------      -----------
Deferred tax asset                                4,988,000        5,371,000

Deferred tax liabilities                           (244,000)         (68,000)
                                                -----------      -----------

Net deferred tax asset                          $ 4,744,000      $ 5,303,000
                                                ===========      ===========

The Company's income tax provision included the following


                                              1999              1998             1997
                                          -----------      -----------      -----------
         Current expense                  $    58,000      $   140,000      $    45,000
         Deferred benefit                     558,000       (5,212,000)         (45,000)
                                          -----------      -----------      -----------
                                          $   616,000      $(5,072,000)     $        --
                                          ===========      ===========      ===========

         Income taxes (benefit) at
         US statutory rate                $   343,000      $ 1,284,000      $ 1,231,000
         State taxes                           58,000           65,000               --
         Non-deductible amortization          251,000          367,000          247,000
         Deferred tax asset valuation
            allowance adjustment                   --       (6,738,000)      (1,420,000)
         Other                                (36,000)         (50,000)         (58,000)
                                          -----------      -----------      -----------
                                          $   616,000      $(5,072,000)     $        --
                                          ===========      ===========      ===========

                   Notes to Consolidated Financial Statements
                                December 31, 1999



7.   Income Taxes (continued)


In 1998, the Company reversed its previously recorded deferred tax asset valuation allowance as the Company determined that it was more likely than not that they would realize the related deferred tax asset. The effect of the reversal was to increase net income by $5,072,000 for this income tax benefit. The Company paid no income tax during 1999. Income taxes paid were approximately $134,400 and $94,100 in 1998 and 1997.

The Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on these translation adjustments have been provided.

8.   Operations by Industry Segment, Geographic Area and Significant Customers

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the year ended December 31, 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

                   Notes to Consolidated Financial Statements
                                December 31, 1999


8. Operations by Industry Segment, Geographic Area and Significant Customers (continued)


                                                      1999              1998             1997
                                                  ------------     ------------     ------------
Revenues:
  North America                                   $ 15,175,956     $ 20,874,298     $ 15,826,885
  Europe                                             2,493,165        1,765,065        1,726,766
  Japan                                              4,341,895        3,130,000        2,170,219
  Other international                                   16,200          166,749          114,428
                                                  ------------     ------------     ------------
                                                  $ 22,027,216     $ 25,936,112     $ 19,838,298
                                                  ============     ============     ============
Reconciliation of revenues:
  Total segment revenues                          $ 22,027,216     $ 25,936,112     $ 19,838,298
  Other                                              2,342,311        2,348,608        1,813,576
                                                  ------------     ------------     ------------
  Total revenues                                  $ 24,369,527     $ 28,284,720     $ 21,651,874
                                                  ============     ============     ============

Operational earnings:
  North America                                   $  1,636,667     $  5,521,650     $  5,167,694
  Europe                                               165,565          139,284         (231,651)
  Japan                                              2,127,529        1,491,754        1,073,979
  Other international                                    8,360           65,071          (66,793)
                                                  ------------     ------------     ------------
                                                  $  3,938,121     $  7,217,759     $  5,943,229
                                                  ============     ============     ============


Reconciliation of operational earnings
 to income from operations:
  Total segment operational earnings              $ 3,938,121      $ 7,217,759      $ 5,943,229
  Other operational earnings                          782,868        1,356,004          889,476
  Research & development expenses                    (931,189)        (947,202)        (641,984)
  Administrative expenses                          (3,902,872)      (3,784,571)      (2,970,444)
                                                  -----------      -----------      -----------
  Income (loss) from operations                   $  (113,072)     $ 3,841,990      $ 3,220,277
                                                  ===========      ===========      ===========

Long lived assets (excluding deferred taxes):
  North America                                   $ 2,436,122      $ 2,546,779      $ 2,693,441
  Europe                                               11,784           15,968            5,794
  Japan                                                    --               --               --
  Other international                                      --               --               --
                                                  -----------      -----------      -----------
                                                  $ 2,447,906      $ 2,562,747      $ 2,699,235
                                                  ===========      ===========      ===========


Sales to Patterson Dental Company, a major domestic distributor of the Company's kinetic cavity preparation units, were approximately 16%, 30% and 34% of total revenues in 1999, 1998 and 1997, respectively. Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 19%, 12% and 10% of total revenues in 1999, 1998 and 1997, respectively.

9.   Litigation and Contingencies

The Company is not a party to any material litigation at December 31, 1999. All of the litigation involving Kreativ, Inc. was settled during 1999 as previously disclosed. The Company received a $580,000 settlement from Kreativ Inc in the false advertising suit and received $300,000 in exchange for a paid-up license in the settlement of the two patent suits. The proceeds from the false advertising suit are included in other income in the statement of operations and the proceeds from the patent suit are included in the license transfer fees in the statement of operations. The Company also received $300,000 from Kreativ during 1999 for a paid-up license for patents in suit.

                   Notes to Consolidated Financial Statements
                                December 31, 1999


10.    Selected Quarterly Financial Data (unaudited)


                                             Three Months Ended
                            March 31         June 30        September 30      December 31
                              1999             1999             1999              1999
                         ------------     ------------     ------------      ------------
Revenues                 $  6,416,754     $  6,568,805     $  4,576,128      $  6,807,840
Gross profit                3,440,391        3,032,188        2,210,448         2,907,836
Net income (loss)             128,676           36,870          (49,889)          275,949
Net income per share
  assuming dilution      $       0.02     $       0.01     $      (0.01)     $       0.04


                                               Three Months Ended
                            March 31         June 30        September 30      December 31
                               1998            1998             1998             1998
                         ------------     ------------     ------------      ------------
Revenues                 $  5,707,667     $  6,396,913     $  6,571,648     $  9,608,492
Gross profit                3,128,833        3,678,363        3,374,039        5,226,167
Net income                    840,664        1,002,397          549,859        6,456,397(1)
Net income per share
  assuming dilution      $       0.12     $       0.13     $       0.07     $       0.87

(1) Includes $5,072,117 income tax benefit related to reversal of a previously recorded deferred tax asset valuation allowance.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information included in the Company's definitive Proxy Statement to be distributed in connection with its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

         The information included in the 2000 Proxy Statement under the heading "Executive Compensation" (but excluding the information in the Compensation Committee Report and under "Stock Performance Graph") is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

       The information included in the 2000 Proxy Statement under the heading "Principal Stockholders of the Company and Security Ownership of Management" is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements: The following financial statements of American Dental Technologies, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

     Report of Independent Auditors

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997 Notes to

     Consolidated Financial Statements

     2.   Financial Statement Schedules: The following financial statement schedule is attached to this report.

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.


     3. Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       American Dental Technologies, Inc.


                Column A                        Column B            Column C         Column D        Column E
--------------------------------------------    --------            ---------        ---------       ---------

                                                                    Additions
                                                Balance at          Charged to                        Balance
                                                Beginning           Costs and        Deductions        at End
               Description                      of Period            Expenses         Describe        of Period
--------------------------------------------    ---------            ---------        ---------       ---------

Year Ended December 31, 1997

 Valuation allowance for accounts receivable        280,000             --            30,000(3)        250,000
 Valuation allowance for inventories                395,000        320,000                --           715,000
 Valuation allowance for deferred taxes           8,185,000             --         1,420,000(4)      6,738,000


Year Ended December 31, 1998

 Valuation allowance for accounts receivable        250,000             --            75,000(1)        175,000
 Valuation allowance for inventories                715,000             --           160,000(2)        555,000
 Valuation allowance for deferred taxes           6,738,000             --         6,738,000(5)             --


Year Ended December 31, 1999

Valuation allowance for accounts receivable         175,000         13,000(5)             --           188,000
Valuation allowance for inventories                 555,000        257,000(7)             --           812,000
Valuation allowance for deferred taxes                   --             --                --                --



(1)  Uncollectible accounts charged off net of recoveries.

(2)  Inventory valuation write-offs.

(3)  Reduction in valuation allowance.

(4)  Utilization of NOL on current year income.

(5)  Reversal of valuation allowance.

(6)  Increase in accounts receivable valuation allowance.

(7)  Increase in inventory valuation allowance.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 19th day of March, 2000.

                                       AMERICAN DENTAL TECHNOLOGIES, INC.



                                            /s/ BEN J. GALLANT
                                           -----------------------------------
                                           Ben J. Gallant, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.




/s/ BEN J. GALLANT
-------------------------                                                 President, CEO and Director
Ben J. Gallant                                                            (Principal Executive Officer)

/s/ BARBARA A. DANIELI
-------------------------                                                 Chief Financial Officer (Principal Financial
Barbara A. Danieli                                                        Officer and Principal Accounting Officer)

/s/ WILLIAM D. MYERS
-------------------------                                                 Chairman of the Board
William D. Myers                                                          and Director

/s/ GARY A. CHATHAM                                                       Director
-------------------------
Gary A. Chatham

/s/ WAYNE A. JOHNSON II
-------------------------                                                 Director
Wayne A. Johnson II

/s/ WILLIAM D. MARONEY
-------------------------                                                 Director
William D. Maroney

/s/ CHARLES A. NICHOLS
-------------------------                                                 Director
Charles A. Nichols

/s/ WILLIAM A. PARKER
-------------------------                                                 Director
William A. Parker

/s/ JOHN E. VICKERS III
-------------------------                                                 Director
John E. Vickers III

/s/ BERTRAND R. WILLIAMS, SR
-------------------------                                                 Director
Bertrand R. Williams, Sr.

                                 EXHIBIT INDEX


     Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company's Commission File No. is 0-19195.



Exhibit
Number                     Description of Document
-------                    ------------------------
3.1 Amended and Restated Certificate of Incorporation of American Dental Technologies, Inc. filed on August 7, 1997 with the Delaware Secretary of State (Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.5)

3.4 Amended & Restated By-Laws of the Company, dated December 15, 1993 (Form 10-K for the year ended December 31, 1998, Exhibit 3.4)

4.1 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 540,000 shares (Form 10-Q for the quarter ended September 30, 1998)

4.2 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares (Form 10-Q for the quarter ended September 30, 1998)

4.3     Promissory Note to Ultrak, Inc.(Form 8-K filed August 5, 1998)

4.4 Line of Credit of Agreement between Bank One and American Dental Technologies, Inc. dated September 28, 1999

4.5 Revolving Business Credit Note (LIBOR - Based Interest Rate) between Bank One and American Dental Technologies, Inc. dated September 28, 1999

4.8 Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for the quarter ended March 31, 1999, Exhibit 4.20).

4.9 Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for the quarter ended March 31, 1999, Exhibit 4.21).

10.1* American Dental Laser, Inc. Amended and Restated Nonqualified Stock Option Plan. (Registration No. 33-40140, Exhibit No. 10.16)

10.2* American Dental Laser, Inc. Stock Option Plan for Employees. (Registration No. 33-40140, Exhibit No. 10.18)

10.3* Amended and Restated Long-Term Incentive Plan (Form 10-Q for the quarter ended September 30, 1996, Exhibit 4.1)

10.4 Voting Agreement between William D. Myers and Ben J. Gallant (Registration No. 333-6663, Exhibit 9.1)

10.5* Ben J. Gallant Employment Agreement (Form 10-K for the year ended December 31, 1996, Exhibit 10.44)

10.6 License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Dental Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for the year ended December 31, 1996, Exhibit 10.45)

10.7** Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and the Company (Form 10-Q for the quarter ended September 30, 1997, Exhibit 10.53)

10.8 Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for the year ended December 31,1997)

10.9 Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Dental Technologies, Inc. (Form 10-Q for the quarter ended June 30, 1998)

10.10** Patent License Agreement dated as of January 21, 1999 between ESC
        Medical Systems, Ltd. and American Dental Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.11 Patent licensing agreement dated June 10, 1999 between American Dental Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.12 Employment agreement dated September 7, 1999 between American Dental Technologies, Inc. and Barbara A. Danieli (Form 10-Q for quarter ended September 30, 1999, Exhibit 10.59)

10.13 Promissory Note between the Company and Denics Co Ltd. dated December 15, 1999.

10.14 Amended employment agreement dated August 1, 1999 between American Dental Technologies, Inc. and Ben J. Gallant (Form 10-Q for quarter ended September 30, 1999, Exhibit 10.61)

10.15 Change in Control Agreement dated October 16, 1999 between American Dental Technologies, Inc. and Ben J. Gallant, John E. Vickers, III, William A. Parker and William E. Graham

21.1    Subsidiaries of the Registrant

23.1    Consent of Independent Auditors

27.1    Financial Data Schedule

 ---------------

 *Identifies current management contracts or compensatory plans or arrangements.

**Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.