Form 10-Q
period 2000-03-31
AMERICAN DENTAL TECHNOLOGIES INC
filed 2000-05-15
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q


         (Mark One)

                  [X] Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2000.

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

                                 Yes [X] No [ ]


Number of shares outstanding of the registrant's common stock as of May 8, 2000:

                                7,319,847 Shares

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements





                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)





                                                                        Three Months Ended March 31
                                                                      2000                       1999
                                                                   ---------------------------------------
Revenues:
   Equipment                                                         $ 4,640,598                $6,088,356
   Royalties                                                              59,508                    28,398
                                                                   -------------              ------------
                                                                       4,700,106                 6,116,754
Cost of products sold                                                  2,744,490                 2,976,363
                                                                   -------------              ------------
Gross profit                                                           1,955,616                 3,140,391

Selling, general and administrative                                    2,730,171                 2,882,500
Research and development                                                 219,151                   175,471
                                                                   -------------              ------------
Income  (loss) from operations                                          (993,706)                   82,420

Other income (expense):
   Other income                                                           26,591                   309,690
   Interest expense                                                      (88,865)                  (87,534)
                                                                   -------------              ------------
Net income (loss) before taxes                                        (1,055,980)                  304,576

Income tax expense (benefit)                                            (310,000)                  175,900
                                                                   -------------              ------------

Net income (loss)                                                    $  (745,980)               $  128,676
                                                                   =============              ============

Net income (loss) per share                                          $     (0.10)               $     0.02
                                                                   =============              ============

Net income (loss) per share assuming dilution                        $     (0.10)               $     0.02
                                                                   =============              ============




                             See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets





                                                                         March 31          December 31
                                                                           2000               1999
                                                                     ----------------------------------
                                                                        (Unaudited)

         ASSETS
         Current assets:
           Cash                                                         $1,381,779        $ 3,230,647
           Accounts receivable:
              Trade, less allowance of $175,000
                 in 2000 and 1999                                        3,437,788          4,716,252

           Inventories                                                  10,157,430          9,938,205
           Deferred taxes                                                1,180,000            870,000
           Prepaid expenses and other current assets                       558,860            569,903
           Other receivable                                                718,750            775,000
                                                                        ----------         ----------
         Total current assets                                           17,434,607         20,100,007


         Deferred taxes                                                  3,874,000          3,874,000
          Property and equipment, net                                    2,511,874          2,447,906
          Intangible assets, net:
           Goodwill                                                     11,626,205         11,850,523
           Air abrasive technology rights                                  507,078            551,838
           Other                                                         1,485,338          1,523,539
                                                                        ----------         ----------
                                                                        13,618,621         13,925,900
                                                                        ----------         ----------

         Total assets                                                  $37,439,102        $40,347,813
                                                                       ===========        ===========




                             See accompanying notes.

                       American Dental Technologies, Inc.
                          Consolidated Balance Sheets



                                                                         March 31             December 31
                                                                           2000                  1999
                                                                        ----------------------------------
                                                                        (Unaudited)


         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                          $   1,305,353         $   2,311,903
           Compensation and employee benefits                              171,420               217,141
           Accrued warranty                                                150,000               150,000
           Other accrued liabilities                                       315,385               277,108
                                                                     -------------         -------------
         Total current liabilities                                       1,942,158             2,956,152

         Other non-current liabilities                                     268,393               223,278
         Notes payable                                                   4,155,000             5,150,000

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,319,847
              shares in 2000; and 7,431,672 shares in 1999                 292,797               294,717
           Warrants and options                                            801,000               801,000
           Additional paid-in capital                                   42,225,099            42,312,636
           Accumulated deficit                                         (11,867,604)          (11,121,624)
           Foreign currency translation                                   (377,741)             (268,346)
                                                                     -------------         -------------
         Total stockholders' equity                                     31,073,551            32,018,383
                                                                     -------------         -------------
         Total liabilities and stockholders' equity                  $  37,439,102         $  40,347,813
                                                                     =============         =============





                            See accompanying notes.

                       American Dental Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                      Three Months Ended
                                                                                           March 31
                                                                                    2000               1999
                                                                             -----------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                            $  (745,980)           $  128,676
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Depreciation                                                                104,742                90,000
     Amortization                                                                341,506               332,836
     Deferred income taxes                                                      (310,000)              114,952
Changes in operating assets and liabilities:
       Accounts receivable                                                     1,295,421               486,256
       Inventories                                                              (178,344)              153,529
       Prepaid expenses and other current assets                                  25,710              (102,080)
       Accounts payable                                                       (1,004,606)             (618,748)
       Compensation and employee benefits                                        (45,485)             (138,303)
       Other accrued liabilities                                                 (37,157)             (292,011)
       Other non-current liabilities                                             (64,278)             (110,334)
                                                                             ------------           ----------
Net cash provided by (used in) operating activities                             (618,471)               44,773

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (167,964)             (333,508)
   Collections on notes receivable                                                56,250                   ---
   Increase in intangible assets                                                 (34,227)              (54,763)
                                                                             ------------           ----------
Net cash used in investing activities                                           (145,941)             (388,271)

FINANCING ACTIVITIES:
   Payments on notes payable                                                    (995,000)           (2,350,000)
   Proceeds from notes payable                                                       ---             1,850,000
   Repurchase of common stock                                                    (89,456)                  ---
   Proceeds from exercise of stock options                                           ---                42,153
                                                                             -----------            ----------
Net cash used in financing activities                                         (1,084,456)             (457,847)
                                                                             -----------            ----------

Decrease in cash                                                              (1,848,868)             (801,345)
Cash at beginning of period                                                    3,230,647             1,409,404
                                                                             -----------            ----------
Cash at end of period                                                        $(1,381,779)           $  608,059
                                                                             ===========            ==========



                             See accompanying notes.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000 (Unaudited)



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


The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for other quarters of 2000 or for the year ended December 31, 2000. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



Inventories - Inventories consist of the following:



                                                                    March 31, 2000                December 31, 1999
                                                                    --------------                -----------------
                Finished goods                                       $ 1,200,494                    $ 1,310,448
                Raw materials, parts and supplies                      8,956,936                      8,627,757
                                                                     -----------                    -----------

                                                                     $10,157,430                    $ 9,938,205
                                                                     ===========                    ===========





Property and equipment - Accumulated depreciation aggregated $2,226,788 at March 31, 2000 and $2,122,046 at December 31, 1999.


Intangible Assets - Accumulated amortization aggregated $6,147,555 at March 31, 2000 and $5,806,049 at December 31, 1999.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000 (Unaudited)

1.   Basis of Presentation and Other Accounting Information (continued)


Net Income Per Share - The following table sets forth the computation for basic and diluted earnings per share:



                                                                       Three Months Ended March 31
                                                                         2000              1999
                                                                      ----------------------------

   Net income (loss)                                                   $(745,980)       $ 128,676

   Numerator for basic and diluted earnings
    per share - income (loss) available to common
    stockholders after assumed conversion                               (745,980)         128,676

    Denominator for basic earnings per share
    - weighted average shares                                          7,240,431        7,423,535

   Effect of dilutive securities:
    Employee stock options                                                16,903           35,061
    Warrants                                                                 ---            5,252
                                                                       ---------        ---------

   Dilutive potential common shares
     Denominator for diluted earnings per
     share - adjusted weighted average
     shares after assumed conversions                                  7,257,334        7,463,848
                                                                       =========        =========

   Basic earnings  (loss) per share                                     $(0.10)           $0.02
                                                                        =======           =====

   Diluted earnings (loss) per share                                    $(0.10)           $0.02
                                                                        =======           =====




Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 2000.

2.   Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was $(636,586) and $50,152 for the three months ended March 31, 2000 and 1999, respectively.

American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000 (unaudited)

3.   Segment Reporting

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



                                                                            Three Months Ended March 31
                                                                        2000                         1999
                                                                      -----------------------------------------
         Revenues:
           North America                                              $2,241,098                    $3,885,649
           Europe                                                        639,713                       550,723
           Japan                                                         885,140                     1,124,000
           Other international                                            46,740                           ---
                                                                      ----------                    ----------
                                                                      $3,812,691                    $5,560,372
                                                                      ==========                    ==========
         Reconciliation of revenues:
           Total segment revenues                                     $3,812,691                    $5,560,372
           Other                                                         887,415                       556,382
                                                                      ----------                    ----------
           Total revenues                                             $4,700,106                    $6,116,754
                                                                      ==========                    ==========

         Operational earnings (loss):
           North America                                               $(369,287)                    $ 140,119
           Europe                                                         37,033                       113,990
           Japan                                                         416,016                       547,518
           Other international                                           (17,907)                          ---
                                                                      ----------                    ----------
                                                                        $ 65,855                     $ 801,627
                                                                      ==========                    ==========
         Reconciliation of operational earnings
           to income (loss) from operations:
           Total segment operational earnings                           $ 65,855                      $801,627
           Other operational earnings                                    312,074                       387,383
           Research & development expenses                              (219,151)                     (175,471)
           Administrative expenses                                    (1,152,484)                     (931,119)
                                                                      ----------                    ----------
           Income  (loss) from operations                              $(993,706)                   $   82,420
                                                                      ==========                    ==========

                                                                    March 31, 2000               December 31, 1999
                                                                    --------------               -----------------
         Long-lived assets:
           North America                                              $2,494,174                    $2,436,122
           Europe                                                         17,700                        11,784
                                                                      ----------                    ----------
                                                                      $2,511,874                    $2,447,906
                                                                      ==========                    ==========


American Dental Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000 (Unaudited)



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     The following discussion and analysis contains statements which are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the possible failure to maintain the Company's line of credit, the Company's ability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the inability of revenues to offset additional costs associated with the new approach, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, and any other uncertainties described in the discussion below.

New Business Model

     On February 14, 2000, the Company commenced selling its dental products in the United States to dentists through its own sales force. The new business model for the United States does not merely encompass direct selling by the Company's own sales force. The Company intends to become a distributor of dental equipment by establishing the infrastructure to support direct selling of its products as well as other manufacturer's products. The Company will not only sell dental products it manufactures, but also intends to actively pursue OEM or strategic relationships with other manufacturers. Within five years, it plans to be able to supply 80% to 90% of the equipment used by dentists.

The new business model calls for the establishment of twenty dental sales and service centers in the year 2000 and twenty additional centers in the following two years. Each center will be staffed with an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters. Additionally, each center will have a technician for installation and technical service support. Outside the United States, including Canada, American Dental will continue selling its dental products through its distributor network.

As of May 10, 2000, the Company had twelve sales and service centers operational and another two locations leased and/or partially staffed. The Company has experienced an increase in North American revenues for March and April 2000 under its new business model over January and February 2000. The Company is also currently in discussions with several companies to add several products through OEM/strategic relationships.

Results of Operations

     For the three month period ended March 31, 2000, loss before taxes was $1,055,980 compared to income before taxes of $304,576 for the same period in 1999. The loss before taxes was primarily attributable to a decline in revenues and gross margins due to the reasons described below. Of the $1,055,980 loss before taxes, $446,248 is attributable to non-cash expenses of depreciation and amortization.

     The Company had revenues of $4,700,106 for the three month period ended March 31, 2000 as compared to $6,116,754 for the same period in 1999, a decrease of 23%. The decrease in revenues is primarily due to $1,644,000 decline in North American sales due to decreased sales to dealers during January and February, 2000. North American sales increased in March after the new business model, described previously, was initiated. Until the full implementation of the new business model, which is not expected to occur until the third quarter of 2000, management anticipates lower revenues in North America for 2000 as compared to 1999.

     Gross profit as a percentage of revenues was 42% for the three month period ended March 31, 2000, compared to 51% for the same period in 1999. The decrease in gross profit as a percentage of revenues is primarily due to lower selling prices to distributors and a change in product mix with higher percentage of revenues attributable to the lower margin UltraCam and PAC light product lines. Management anticipates that gross profit margins will improve from the first quarter after the new business model is fully implemented.

     Selling, general and administrative expenses were $2,730,171 for the three month period ended March 31, 2000 as compared to $2,882,500 for the same period in 1999, a decrease of 5%. The decrease in selling, general and administrative expenses is primarily due to a reduction in variable costs associated with the lower revenues, partially offset by increased expenses associated with the implementation of the new business model.

     Research and development expenses were $219,151 for the three month period ended March 31, 2000 as compared to $175,471 for the same period in 1999 an increase of 25%. The increase in research and development expenses related primarily to the development of a new PAC light and two new products which have not been completed.


Liquidity and Capital Resources

     The Company's operating activities used $618,471 in cash resources during the three month period ended March 31, 2000. The cash used by operations in 2000 was primarily due to a net loss of $745,980, decreases in accounts payable of $1,004,606 and an increase in inventory of $178,344. Cash used by operating activities was primarily offset by a decrease in accounts receivable of $1,295,421 and $446,248 of non-cash expenses of depreciation, amortization and deferred taxes.

     The Company's investing activities used $145,941 in cash resources during the three month period ended March 31, 2000. The cash used in investing activities in 2000 related primarily to the expansion of the sales and service centers nationwide to implement the new business model in the United States.

     The Company's financing activities used $1,084,456 in cash resources during the three month period ended March 31, 2000. The cash used in financing activities was primarily used to reduce borrowings on the Company's revolving line of credit and to repurchase the Company's common stock.

     The Company has a $7,500,000 revolving line of credit from a bank, with interest at prime or the ] rate (Eurodollar rates, which were approximately
6.0% at March 31, 2000) plus 1.5%, which expires in September 2001. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of March 31, 2000, the Company had $4,155,000 outstanding and $3,345,000 available under this line of credit.

     The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



                            PART II OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibit         Description

Exhibit 27          Financial Data Schedule


(b) There were no Form 8-Ks filed during the quarter ended March 31, 2000



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERICAN DENTAL TECHNOLOGIES, INC.



                                              By:  Ben J. Gallant
Dated:  May 15, 2000                               Chief Executive Officer
                                                   (on behalf of the registrant)


                                              By:  Barbara A. Danieli
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
Dated:  May 15, 2000                               and Principal Accounting
                                                   Officer)

                                  Exhibit Index
                                ----------------

Exhibit No.                                       Exhibit Description
-----------                                       -------------------
    27                                            Financial Data Schedule