Form 10-Q
period 2000-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2000-08-14
CIK 874388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------


                                    FORM 10-Q


    (Mark One)

          [ X ] Quarterly report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

          [   ] Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the transition period
                from       to
                     -----    -----

                      Commission File No: 0-19195



                      AMERICAN MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                          38-2905258
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


    5555 Bear Lane, Corpus Christi, TX                            78405
 (Address of principal executive offices)                       (Zip Code)


               Registrant's telephone number, including area code:
                                 (361) 289-1145


                       American Dental Technologies, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ X ]    No [   ]


Number of shares outstanding of the registrant's common stock as of July 31, 2000:
                                7,302,047 Shares

PART I          FINANCIAL INFORMATION

ITEM 1.         Financial Statements





                       American Medical Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended                     Six Months Ended
                                                           June 30                                June 30
                                                 2000             1999                  2000             1999
                                              -----------------------------         -------------------------------

Revenues:
 Equipment                                    $  5,420,273      $ 6,211,951            10,060,871       $ 12,300,307
 Royalties                                          69,605           56,854               129,113             85,252
                                              ------------      -----------         -------------       ------------
                                                 5,489,878        6,268,805            10,189,984         12,385,559
Cost of products sold                            2,363,499        3,536,617             5,107,989          6,512,980
                                              ------------      -----------         -------------       ------------
Gross profit                                     3,126,379        2,732,188             5,081,995          5,872,579

Selling, general and administrative              2,615,359        2,597,727             5,345,531          5,480,227
Research and development                           236,962          209,672               456,113            385,143
                                              ------------      -----------         -------------       ------------
Income (loss) from operations                      274,058          (75,211)             (719,649)             7,209

Other income (expense):
 License transfer fees                                 ---          300,000                   ---            600,000
 Other income                                       33,467           31,957                60,058             41,647
 Interest expense                                  (86,408)         (88,594)             (175,273)          (176,128)
                                              ------------      -----------         -------------       ------------
Net income (loss) before taxes                     221,117          168,152              (834,864)           472,728

Income taxes (benefit)                              83,000          131,282              (227,000)           307,182
                                              ------------      -----------         -------------       ------------

Net income (loss)                             $    138,117        $  36,870         $    (607,864)      $    165,546
                                              ============      ===========         =============       ============

Net income (loss) per share                   $       0.02        $    0.01          $      (0.08)      $       0.02
                                              ============      ===========         =============       ============

Net income (loss) per share assuming dilution $       0.02        $    0.01         $       (0.08)      $       0.02
                                              ============      ===========         =============       ============



                             See accompanying notes.

                       American Medical Technologies, Inc.
                      Condensed Consolidated Balance Sheets



                                                                        June 30           December 31
                                                                         2000                1999
                                                                  ----------------------------------------
                                                                      (Unaudited)
         ASSETS
         Current assets:
           Cash                                                      $   1,404,514       $  3,230,647
           Accounts receivable:
             Trade, less allowance of $175,000
               in 2000 and 1999                                          3,922,093          4,716,252

           Inventories                                                   9,955,485          9,938,205
           Deferred taxes                                                1,097,000            870,000
           Prepaid expenses and other current assets                       721,530            569,903
           Other receivables                                               550,001            775,000
                                                                     -------------       ------------
         Total current assets                                           17,650,623         20,100,007


         Deferred taxes                                                  3,874,000          3,874,000
         Property and equipment, net                                     2,517,974          2,447,906
         Intangible assets, net:
           Goodwill                                                     11,403,554         11,850,523
           Air abrasive technology rights                                  462,317            551,838
           Other                                                         1,442,252          1,523,539
                                                                     -------------       ------------
                                                                        13,308,123         13,925,900
                                                                     -------------       ------------
         Total assets                                                $  37,350,720       $ 40,347,813
                                                                     =============       ============





                             See accompanying notes.

                       American Medical Technologies, Inc.
                      Condensed Consolidated Balance Sheets



                                                                        June 30             December 31
                                                                         2000                  1999
                                                                  ----------------------------------------
                                                                      (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                             $  944,152          $  2,311,903
           Compensation and employee benefits                              197,244               217,141
           Accrued warranty                                                200,001               150,000
           Other accrued liabilities                                       459,184               277,108
                                                                        ----------          ------------
         Total current liabilities                                       1,800,581             2,956,152

         Other non-current liabilities                                     230,512               223,278
         Notes payable                                                   4,155,000             5,150,000

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,302,047
              shares in 2000; and 7,367,847 shares in 1999                 292,082               294,717
           Warrants and options                                            801,000               801,000
           Additional paid-in capital                                   42,200,664            42,312,636
           Accumulated deficit                                         (11,729,487)          (11,121,624)
           Foreign currency translation                                   (399,631)             (268,346)
                                                                      -------------         ------------
         Total stockholders' equity                                     31,164,627            32,018,383
                                                                      ------------          ------------
         Total liabilities and stockholders' equity                   $ 37,350,720          $ 40,347,813
                                                                      ============          ============




                             See accompanying notes.

                       American Medical Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                            June 30
                                                                                    2000               1999
                                                                             ----------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                                            $  (607,864)           $  165,546
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation                                                                   201,099               180,000
  Amortization                                                                   690,277               701,067
  Loss on sale of assets                                                            119                   ---
  Deferred income taxes                                                         (227,000)              246,233
 Changes in operating assets and liabilities:
   Accounts receivable                                                           810,960               337,333
   Inventories                                                                    22,077               682,803
   Prepaid expenses and other current assets                                    (135,639)              (91,674)
   Notes receivable                                                                  ---               180,000
   Accounts payable                                                           (1,341,589)             (181,044)
   Compensation and employee benefits                                            (19,592)             (141,903)
   Other accrued liabilities                                                     133,186               (72,973)
   Other non-current liabilities                                                (124,815)             (756,702)
                                                                             -----------            ----------
Net cash provided by (used in) operating activities                             (598,781)            1,248,686

INVESTING ACTIVITIES:
 Purchases of property and equipment                                            (271,246)             (515,303)
 Collections on notes receivable                                                 225,000                   ---
 Proceeds from sale of assets                                                      1,000                   ---
 Increase in intangible assets                                                   (72,500)             (141,373)
                                                                             -----------            ----------
Net cash used in investing activities                                           (117,746)             (656,676)

FINANCING ACTIVITIES:
 Payments on notes payable                                                      (995,000)             (800,000)
 Repurchase of common stock                                                     (114,606)                  ---
 Proceeds from exercise of stock options                                             ---                42,903
                                                                             -----------            ----------
Net cash used in financing activities                                         (1,109,606)             (757,097)
                                                                             -----------            ----------

Decrease in cash                                                              (1,826,133)             (165,087)
Cash at beginning of period                                                    3,230,647             1,409,404
                                                                             -----------            ----------
Cash at end of period                                                        $ 1,404,514            $1,244,317
                                                                             ===========            ==========



                             See accompanying notes.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000  (Unaudited)



1.   Basis of Presentation and Other Accounting Information


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the "Company" or "AMT") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for other quarters of 2000 or for the year ended December 31, 2000. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



Inventories - Inventories consist of the following:

                                                           June 30, 2000      December 31, 1999
                                                           -------------      -----------------

                Finished goods                              $ 1,320,866          $ 1,310,448
                Raw materials, parts and supplies             8,634,619            8,627,757
                                                            -----------          -----------

                                                            $ 9,955,485          $ 9,938,205
                                                            ===========          ===========



Property and equipment - Accumulated depreciation aggregated $2,315,988 at June 30, 2000 and $2,122,046 at December 31, 1999.

Intangible Assets - Accumulated amortization aggregated $6,496,326 at June 30, 2000 and $5,806,049 at December 31, 1999.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000  (Unaudited)

1.   Basis of Presentation and Other Accounting Information (continued)


Net Income (Loss) Per Share - The following table sets forth the computation for basic and diluted earnings (loss) per share:


                                                          Three Months Ended                      Six Months Ended
                                                                June 30                               June 30
                                                       2000                1999                2000           1999
                                                     -----------------------------          -------------------------

Numerator:
 Net Income (Loss)                                    $ 138,117       $    36,870          $ (607,864)    $   165,546
                                                      ---------       -----------          ----------     -----------
 Numerator for basic and diluted earnings
  (loss) per share - income available to
  common stockholders after assumed
  conversions                                           138,117            36,870            (607,864)        165,546

Denominator:
  Denominator for basic earnings (loss)
  per share - weighted average shares                 7,309,618         7,431,796           7,315,218       7,427,688

  Effect of dilutive securities:
   Employee stock options                                   ---            23,126                 ---          24,721

   Dilutive potential common shares
    Denominator for diluted earnings (loss)
    per share - adjusted weighted average
    shares and assumed conversions                    7,309,618         7,454,922            7,315,218      7,452,409

   Basic earnings (loss) per share                        $0.02             $0.01             $ (0.08)          $0.02
   Diluted earnings (loss) per share                      $0.02             $0.01             $ (0.08)          $0.02


Use of Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications - Certain amounts in prior period financial statements have been reclassified to conform with the presentation used in 2000.

2.   Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was $116,227 and ($76,617) for the three months ended June 30, 2000 and 1999, respectively, and ($739,149) and $52,059 for the six months ended June 30, 2000 and 1999, respectively.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000 (Unaudited)

3.   Segment Reporting

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra-oral cameras. The Company sells these products directly to dentists in North America except for Canada. It sells these products to national and regional dental distributors in its other fundamental business segments: Japan, Europe and Other International. The reportable segments are managed separately because selling techniques and market environments differ from country to country. The remaining activities of the Company, which are reported as "Other", include industrial, parts and accessories and royalty income.

The accounting policies of the business segments are consistent with those described in Note 1. The Company's Chief Operating Decision Maker evaluates segmental performance and allocates resources based on operational earnings (gross profit less selling and marketing expenses).



                                                                            Six Months Ended June 30
                                                                        2000                         1999
                                                                  ---------------------------------------------

         Revenues:
           North America                                            $  4,984,058                  $  7,848,143
           Europe                                                      1,500,765                     1,118,662
           Japan                                                       1,841,564                     2,136,500
           Other international                                           108,645                        16,200
                                                                    ------------                  ------------
                                                                    $  8,435,032                  $ 11,119,505
                                                                    ============                  ============
         Reconciliation of revenues:
           Total segment revenues                                   $  8,435,032                  $ 11,119,505
           Other                                                       1,754,952                     1,866,054
                                                                    ------------                  ------------
           Total revenues                                           $ 10,189,984                  $ 12,985,559
                                                                    ============                  ============

         Operational earnings (loss):
           North America                                            $   (126,701)                 $    647,160
           Europe                                                        299,768                       (45,434)
           Japan                                                         920,782                     1,004,155
           Other international                                            (3,512)                        8,375
                                                                    ------------                  ------------
                                                                    $  1,090,337                  $  1,614,256
                                                                    ============                  ============

         Reconciliation of operational earnings to
          income (loss) from operations:
           Total segment operational earnings                       $  1,090,337                  $  1,614,256
           Other operational earnings                                    874,142                     1,442,653
           Research & development expenses                              (456,113)                     (385,143)
           Administrative expenses                                    (2,228,015)                   (2,064,557)
                                                                    ------------                  ------------
           Income (loss) from operations                            $   (719,649)                 $    607,209
                                                                    ============                  ============

                                                                   June 30, 2000                December 31, 1999
                                                                   -------------                -----------------
         Long lived assets:
           North America                                            $  2,485,473                  $  2,436,122
           Europe                                                         32,501                        11,784
                                                                    ------------                  ------------
                                                                    $  2,517,974                  $  2,447,906
                                                                    ============                  ============

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000  (Unaudited)



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

       The following discussion and analysis contains statements which are "forward looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties. Such uncertainties include, without limitation, the possible failure to maintain the Company's line of credit, the Company's potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the potential failure of revenues to offset additional costs associated with the new business model, the potential lack of product acceptance, the potential failure of distributors to meet purchase commitments, the potential loss of distributor relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, and any other uncertainties described in the discussion below.

New Business Model

       On February 14, 2000, the Company commenced selling its dental products directly to dentists in the United States through its own sales force. The new business model for the United States does not merely encompass direct selling by the Company's own sales force. The Company intends to become a distributor of dental equipment by establishing the infrastructure to support direct selling of its own products as well as other manufacturer's products. The Company will not only sell dental products it manufactures, but also intends to actively pursue OEM or strategic relationships with other manufacturers. Within five years, the Company plans to be able to supply 80% to 90% of the equipment used by dentists in the United States.

       The new business model calls for the establishment of twenty dental sales and service centers in the year 2000 and twenty additional centers in the following two years. Each center will be staffed with an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters. Additionally, each center will have a technician for installation and technical service support. Outside of the United States, the Company will continue selling its dental products through its distributor network.

       As of July 24, 2000, the Company had thirteen sales and service centers operational and a fourteenth location leased and partially staffed. Several trends from the first quarter of 2000 to the second quarter of 2000 reflect the positive impact of the implementation of the new business model. North American revenues increased 22% to $2,742,960 in the second quarter compared to $2,241,098 in the first quarter. Gross profits increased to 57% in the second quarter from 42% in the first quarter. Finally, income from operations in the second quarter improved by $1,267,764 from a loss of $993,706 in the first quarter to income from operations of $274,058 for the second quarter on a revenue increase of $789,772.

       As a part of its new business model, the Company is also pursuing internal development and OEM/strategic relationships for technology products outside of the dental field, which is the reason for the change of the Company name to American Medical Technologies, Inc. To date, the Company has announced two such relationships. On May 24, 2000 the Company announced that it had entered into a 3-year contract to manufacture a laser for the ophthalmology field with an initial order for $170,000. The contract requires the customer to make a minimum purchase of $510,000 of lasers during the first twelve months and approximately $1,000,000 in the second and third years in order to maintain exclusive rights to the laser in the ophthalmic field. The Company also announced that it has entered into an OEM contract to manufacture a private label ultrasonic scaler for use by veterinarians. In addition, the Company plans to introduce a new line of ultrasonic scalers and inserts along with a prophylaxis air polisher for the dental field in the fourth quarter of 2000.

Results of Operations

       For the three-month period ended June 30, 2000, income before taxes was $221,117 compared to income before taxes of $168,152 for the same period in 1999. The increase is primarily attributable to a $394,191 increase in gross profit for the second quarter of 2000. For the six-month period ended June 30, 2000, loss before taxes was $834,864 compared to income before taxes of $472,728 for the same period in 1999. The difference for the six-month period was primarily attributable to a decline in revenues and gross margins in the first quarter due to the initial adoption of the new business model discussed above and to $600,000 of non-recurring license fees received in the first half of 1999.

       The Company had revenues of $5,489,878 for the three-month period ended June 30, 2000 compared to $6,268,805 for the same period in 1999, a decrease of 12%. The Company had revenues of $10,189,984 for the six-month period ended June 30, 2000 compared to $12,385,559 for the same period in 1999, a decrease of 18%. The decreases in revenues are primarily due to a $1,644,000 decline in North American sales due to decreased sales to dealers during January and February 2000 and the initial implementation of the new business model. Until full implementation of the new business model, expected to occur in the third quarter of 2000, management anticipates lower revenues in North America for 2000 compared to 1999.

       Gross profit as a percentage of revenues was 57% and 50% for the three and six month periods ended June 30, 2000, compared to 44% and 47% for the same periods in 1999. As a result of this improvement, gross profit for the second quarter of 2000 increased $384,191 over the same period in 1999 despite a $778,927 decrease in revenues. The increase in gross profit as a percentage of revenues is due to the transition to the new business model. Under the new business model, the Company sells its products directly to the retail customer rather than selling to dealers at reduced wholesale prices. Management anticipates that gross profit margins will continue to improve as the new business model is fully implemented.

       Selling, general and administrative expenses were $2,615,359, or 48%, and $5,345,531, or 52%, for the three and six-month periods ended June 30, 2000 compared to $2,597,727, or 41%, and $5,480,227, or 44%, for the same periods in 1999, constituting increases of 7% and 8%, respectively. The increases in selling, general and administrative expenses were primarily due to the increased expenses of opening and operating the branch locations associated with the implementation of the new business model.

       Research and development expenses were $236,962 and $456,113 for the three and six-month periods ended June 30, 2000 compared to $209,672 and $385,143 for the same periods in 1999, increases of 13% and 18%, respectively. The increases in research and development expenses related to the continued design and development of new products, including the products described above, which are scheduled to be rolled out in the fourth quarter of 2000.

Liquidity and Capital Resources

       The Company's operating activities used $598,781 in cash resources during the six-month period ended June 30, 2000. The cash used by operations was primarily due to the net loss of $607,864, a decrease in accounts payable of $1,341,589, and the non-cash provision for future income tax benefits of $227,000. Cash used by operating activities was primarily offset by a decrease in accounts receivable of $810,960, and non-cash depreciation and amortization expenses totaling $891,376.

       The Company's investing activities used $117,746 in cash resources during the six-month period ended June 30, 2000. The cash used in investing activities related primarily to the expansion of the sales and service centers nationwide to implement the new business model in the United States.

       The Company's financing activities used $1,109,606 in cash resources during the six-month period ended June 30, 2000, representing amounts used to reduce borrowings on the Company's revolving line of credit by $995,000 and to repurchase the Company's common stock.

       During the first six months of 2000, the Company repurchased 65,800 shares, representing approximately $115,000 of the $1 million repurchase authorized by the Board. The repurchased shares constitute less than 1% of the total number of shares currently outstanding

       The Company has a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 6.74% at June 30, 2000) plus 1.5%, which expires in September 2001. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of June 30, 2000, the Company had $4,155,000 outstanding and $3,345,000 available under this line of credit.

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



                            PART II OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

       The Company held its Annual Meeting of Stockholders on May 26, 2000, at which time the stockholders considered and voted on the election of three directors and a proposal to change the Company's name to "American Medical Technologies, Inc." Each of the nominees for director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.



               Nominee                                Votes For                    Votes Withheld
               -------                                ---------                    --------------

         William D. Maroney                           6,073,066                        50,228
         Bertrand R. Williams, Sr.                    6,072,577                        50,717
         Charles A. Nichols                           6,053,345                        69,949


       The proposal to change the Company's name was ratified by the shareholders. The following table sets forth the number of shares voted for, against, and abstained, and broker non-votes:


                Votes For            Votes Against           Abstained          Broker Non-Votes
                ---------            -------------           ---------          ----------------
                6,098,294                9,861                15,139                    --


ITEM 6.   Exhibits and Reports on Form 8-K:

(a) Exhibit         Description
    -------         -----------

3                   Certificate of Incorporation, as amended June 13, 2000
27                  Financial Data Schedule

(b)  There were no Form 8-Ks filed during the quarter ended June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN MEDICAL TECHNOLOGIES, INC.


                                      By: /s/ Ben J. Gallant
                                          -------------------------------
Dated:  August 14, 2000                   Ben J. Gallant
                                          Chief Executive Officer
                                          (on behalf of the registrant)


                                      By: /s/ Justin W. Grubbs
                                          --------------------------------
Dated:  August 14, 2000                   Justin W. Grubbs
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                            Exhibit Index
                            -------------

Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule
