Form 10-Q
period 2000-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2000-11-08
CIK 874388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

         (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                                Yes [X]    No [ ]


         Number of shares outstanding of the registrant's common stock as of October 31, 2000:

                                7,297,047 Shares

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                       American Medical Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended                       Nine Months Ended
                                                        September 30                             September 30
                                                 2000                1999                  2000                1999
                                              -----------------------------         ----------------------------------
Revenues:
   Equipment                                  $  4,527,422        $  4,519,124        $ 14,588,293        $ 16,819,430
   Royalties                                        30,309              57,004             159,422             142,256
                                              ------------        ------------        ------------        ------------
                                                 4,557,731           4,576,128          14,747,715          16,961,686
Cost of products sold                            1,968,060           2,365,680           7,076,049           8,878,660
                                              ------------        ------------        ------------        ------------
Gross profit                                     2,589,671           2,210,448           7,671,666           8,083,026

Selling, general and administrative              2,324,467           2,412,147           7,669,997           7,892,373
Research and development                           253,286             310,504             709,401             695,648
                                              ------------        ------------        ------------        ------------
Income (loss) from operations                       11,918            (512,203)           (707,732)           (504,995)

Other income (expense):
   License transfer fees                              --                  --                  --               600,000
   Other income                                     18,535             606,441              78,593             648,089
   Interest expense                                (91,361)            (90,697)           (266,633)           (266,825)
                                              ------------        ------------        ------------        ------------
Net income (loss) before taxes                     (60,908)              3,541            (895,772)            476,269

Income taxes (benefit)                             187,000              53,430             (40,000)            360,612
                                              ------------        ------------        ------------        ------------

Net income (loss)                             $   (247,908)       $    (49,889)       $   (855,772)       $    115,657
                                              ============        ============        ============        ============

Net income (loss) per share                   $      (0.03)       $      (0.01)       $      (0.12)       $       0.02
                                              ============        ============        ============        ============

Net income (loss) per share
   assuming dilution                          $      (0.03)       $      (0.01)       $      (0.12)       $       0.02
                                              ============        ============        ============        ============

                             See accompanying notes.

                       American Medical Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     September 30         December 31
                                                                         2000                1999
                                                                  ----------------------------------------
                                                                      (Unaudited)
         ASSETS
         Current assets:
           Cash                                                       $  1,741,863       $  3,230,647
           Accounts receivable:
              Trade, less allowance of $175,000
                 in 2000 and 1999                                        3,401,051          4,716,252

           Inventories                                                   9,889,025          9,938,205
           Deferred taxes                                                  940,000            870,000
           Prepaid expenses and other current assets                       495,870            569,903
           Other receivables                                               388,419            775,000
                                                                      ------------       ------------
         Total current assets                                           16,856,228         20,100,007


         Deferred taxes                                                  3,874,000          3,874,000
         Property and equipment, net                                     2,435,409          2,447,906
         Intangible assets, net:
           Goodwill                                                     11,180,069         11,850,523
           Air abrasive technology rights                                  417,558            551,838
           Other                                                         1,386,354          1,523,539
                                                                      ------------       ------------
                                                                        12,983,981         13,925,900
                                                                      ------------       ------------

         Total assets                                                 $ 36,149,618       $ 40,347,813
                                                                      ============       ============

                             See accompanying notes.

                       American Medical Technologies, Inc.
                      Condensed Consolidated Balance Sheets


                                                                     September 30           December 31
                                                                         2000                  1999
                                                                  ----------------------------------------
                                                                      (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                           $  1,166,789          $  2,311,903
           Compensation and employee benefits                              226,338               217,141
           Accrued warranty                                                250,000               150,000
           Other accrued liabilities                                       431,276               277,108
                                                                      ------------          ------------
         Total current liabilities                                       2,074,403             2,956,152

         Other non-current liabilities                                     206,407               223,278
         Notes payable                                                   3,150,000             5,150,000

         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,297,047
              shares in 2000; and 7,367,847 shares in 1999                 291,882               294,717
           Warrants and options                                            801,000               801,000
           Additional paid-in capital                                   42,195,083            42,312,636
           Accumulated deficit                                         (11,977,396)          (11,121,624)
           Foreign currency translation                                   (591,761)             (268,346)
                                                                      ------------          ------------
         Total stockholders' equity                                     30,718,808            32,018,383
                                                                      ------------          ------------
         Total liabilities and stockholders' equity                   $ 36,149,618          $ 40,347,813
                                                                      ============          ============



                             See accompanying notes.

                       American Medical Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                    2000               1999
                                                                             ----------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                            $  (855,772)          $   115,657
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                                                325,653               270,000
     Amortization                                                              1,053,589             1,007,600
     Loss on sale of assets                                                          119                   ---
     Deferred income taxes                                                       (70,000)              299,664
   Changes in operating assets and liabilities:
       Accounts receivable                                                     1,280,549               833,627
       Inventories                                                               (52,028)              451,943
       Prepaid expenses and other current assets                                  42,049               (13,906)
       Notes receivable                                                              ---               300,000
       Accounts payable                                                       (1,153,000)           (1,071,088)
       Compensation and employee benefits                                          8,285              (139,921)
       Other accrued liabilities                                                 142,336              (301,768)
       Other non-current liabilities                                             (16,871)             (726,064)
                                                                             -----------           -----------
Net cash provided by operating activities                                        704,909             1,025,744

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (314,275)             (858,395)
   Collections on notes receivable                                               386,582                   ---
   Proceeds from sale of assets                                                    1,000                   ---
   Increase in intangible assets                                                (111,670)             (199,583)
                                                                             -----------           -----------
Net cash used in investing activities                                            (38,363)           (1,057,978)

FINANCING ACTIVITIES:
   Net payments on notes payable                                              (2,000,000)             (800,000)
   Repurchase of common stock                                                   (120,388)                  ---
   Proceeds from exercise of stock options                                           ---                42,903
                                                                             -----------           -----------
Net cash used in financing activities                                         (2,120,388)             (757,097)
                                                                             -----------           -----------

Decrease in cash                                                              (1,453,842)             (789,331)
Effect of exchange rates on cash                                                 (34,942)              (36,140)
                                                                             -----------           -----------
Decrease in cash                                                              (1,488,784)             (825,471)

Cash at beginning of period                                                    3,230,647             1,409,404
                                                                             -----------           -----------
Cash at end of period                                                        $ 1,741,863           $   583,933
                                                                             ===========           ===========



                             See accompanying notes.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000  (Unaudited)



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


The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for other quarters of 2000 or for the year ended December 31, 2000. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



Inventories - Inventories consist of the following:

                                                                September 30, 2000             December 31, 1999
                                                               -------------------             -----------------
                Finished goods                                        $1,645,725                 $ 1,310,448
                Raw materials, parts and supplies                      8,243,300                   8,627,757
                                                                      ----------                 -----------

                                                                      $9,889,025                 $ 9,938,205
                                                                      ==========                 ===========

Property and equipment - Accumulated depreciation aggregated $2,440,542 at September 30, 2000 and $2,122,046 at December 31, 1999.

Intangible Assets - Accumulated amortization aggregated $6,859,638 at September 30, 2000 and $5,806,049 at December 31, 1999.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000  (Unaudited)

1.     Basis of Presentation and Other Accounting Information (continued)


Net Income (Loss) Per Share - The following table sets forth the computation for basic and diluted earnings (loss) per share:

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30                         September 30
                                                        2000              1999               2000            1999
                                                   -----------------------------        -----------------------------
Numerator:
   Net Income (Loss)                                 $ (247,908)       $  (49,889)       $ (855,772)       $  115,657
                                                     ----------        ----------        ----------        ----------

   Numerator for basic and diluted earnings
    (loss) per share - income available
    to common stockholders after assumed
    conversions                                        (247,908)          (49,889)         (855,772)          115,657

Denominator:
    Denominator for basic earnings (loss)
    per share - weighted average shares               7,300,417         7,432,047         7,309,113         7,429,157

   Effect of dilutive securities:
    Employee stock options                                  ---            20,071               ---            22,937
                                                                       ----------                          ----------

   Dilutive potential common shares
    Denominator for diluted earnings (loss) per
    share - adjusted weighted average
    shares and assumed conversions                    7,300,417         7,452,118         7,309,113         7,452,278
                                                     ----------        ----------        ----------        ----------

   Basic earnings (loss) per share                   $    (0.03)       $   (0.01)        $    (0.12)       $     0.02
                                                     ==========        ==========        ==========        ==========
   Diluted earnings (loss) per share                 $    (0.03)       $   (0.01)        $    (0.12)       $     0.02
                                                     ==========        ==========        ==========        ==========


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

Revenue Recognition - The Company recognizes revenues and related estimated warranty expense when title is transferred to the customer, generally upon shipment. Historically, the Company's highest sales occur in the first and fourth quarters.

Reclassifications - Certain amounts in prior period financial statements have been reclassified to conform with the presentation used in 2000.

2.     Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was ($440,038) and ($137,991) for the three months ended September 30, 2000 and 1999, respectively, and ($1,179,187) and $27,555 for the nine months ended September 30, 2000 and 1999, respectively.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000 (Unaudited)

3.       Segment Reporting

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra-oral cameras. The Company sells these products directly to dentists in the United States. It sells these products to national and regional dental distributors in its other fundamental business segments: Japan, Europe and Other International. The reportable segments are managed separately because selling techniques and market environments differ from region to region. The remaining activities of the Company, which are reported as "Other", include industrial, parts and accessories and royalty income.

The accounting policies of the business segments are consistent with those described in Note 1. The Company's Chief Operating Decision Maker evaluates segmental performance and allocates resources based on operational earnings (gross profit less selling and marketing expenses).


                                                                          Nine Months Ended September 30
                                                                        2000                         1999
                                                                  ---------------------------------------------
         Revenues:
           North America                                             $ 7,028,248                   $10,581,778
           Europe                                                      2,043,220                     1,409,021
           Japan                                                       2,946,199                     3,149,000
           Other international                                           154,545                        16,200
                                                                     -----------                   -----------
                                                                     $12,172,212                   $15,155,999
                                                                     -----------                   -----------

         Reconciliation of revenues:
           Total segment revenues                                    $12,172,212                   $15,155,999
           Other                                                       2,416,081                     1,805,687
                                                                     -----------                   -----------
           Total revenues                                            $14,588,293                   $16,961,686
                                                                     ===========                   ===========

         Operational earnings (loss):
           North America                                             $  (133,768)                  $   964,545
           Europe                                                        152,037                       (90,605)
           Japan                                                       1,619,861                     1,511,520
           Other international                                              (854)                        8,360
                                                                     -----------                   -----------
                                                                     $ 1,637,276                   $ 2,393,820
                                                                     ===========                   ===========

         Reconciliation of operational earnings
           to income (loss) from operations:
           Total segment operational earnings                        $ 1,637,276                   $ 2,393,820
           Other operational earnings                                  1,631,637                       602,168
           Research & development expenses                              (709,400)                     (695,648)
           Administrative expenses                                    (3,267,245)                   (2,805,335)
                                                                     -----------                   -----------
         Loss from operations                                        $  (707,732)                  $  (504,995)
                                                                     ===========                   ===========

                                                                    September 30, 2000             December 31, 1999
                                                                    ------------------             -----------------
         Long-lived assets:
           North America                                              $2,407,157                    $2,436,122
           Europe                                                         28,252                        11,784
                                                                      ----------                    ----------
                                                                      $2,435,409                    $2,447,906
                                                                      ==========                    ==========

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000 (Unaudited)


4.       New Accounting Pronouncements

In September of 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In September 1999, the FASB agreed to defer the effective date of Statement No. 133 for one year until September 15, 2000, citing concerns over interpretations on important implementation issues. The management of the Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

In December 1999 the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal year 2000. The Company is currently evaluating any possible impact of SAB 101 on its financial condition and results of operations.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000  (Unaudited)



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         The following discussion and analysis contains statements which are "forward looking statements" within the meaning of the federal securities laws and are subject to uncertainties. Such uncertainties include, without limitation, the possible failure to maintain the Company's ability to borrow under its line of credit, the Company's potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company's potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and any other uncertainties described in the discussion below.

New Business Model

         On February 14, 2000, the Company commenced selling its dental products directly to dentists in the United States through its own sales force. The new business model for the United States does not merely encompass direct selling by the Company's own sales force. The Company intends to become a distributor of dental equipment by establishing the infrastructure to support direct selling of its own products as well as other manufacturers' products. The Company will not only sell dental products it manufactures, but also intends to actively pursue OEM or strategic relationships with other manufacturers of dental and other medical technology products. Within five years, the Company plans to be able to supply 80% to 90% of the equipment used by dentists in the United States.

         The new business model calls for the establishment of twenty dental sales and service centers in 2000 and twenty additional centers in the following two years. Each center will be staffed with an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters. Additionally, each center will have a technician for installation and technical service support. Outside of the United States, the Company will continue selling its dental products through its distributor network. As of October 30, 2000, sixteen of the planned twenty sales and service centers were operational.

         Several positive trends are evident from a comparison of the second and third quarters of 2000, during which the Company was operating under its new business model, to the same periods of 1999, when the Company was selling its products in the United States through distributors. Gross margins increased by 11% to 56% for such periods in 2000 as opposed to 45% in 1999. Despite the costs associated with establishing sales and service centers in 2000, selling, general and administrative expenses for the second and third quarters of 2000 declined by $70,048 to $4,939,826 as compared to $5,009,874 for the same two quarters in 1999. In the opinion of management, the most important change is the increase in income from operations to $285,976 in the second and third quarters of 2000 from a loss from operations of $587,414 for the same quarters in 1999.

         The Company has postponed indefinitely the development and manufacture of an ultrasonic scaler and the prophylaxis air polisher as it has decided to devote its resources to other development projects. The Company continues to actively seek other OEM/strategic alliances to foster its growth.

Results of Operations

       For the three-month period ended September 30, 2000, income from operations was $11,918 compared to a loss of $512,203 for the same period in 1999. The improvement was primarily attributable to a $379,223 increase in gross profit and an $87,680 decline in selling, general and administrative costs. For the nine-month period ended September 30, 2000, the loss from operations was $707,732, compared to a loss of $504,995 for the same period in 1999. The increased loss from operations for the first nine months of 2000 was attributable to a loss from operations of $993,706 incurred in the first quarter of 2000 during the initial adoption of the new business model. Since the first quarter of 2000, the Company has reported income from operations in each successive quarter.

       Net loss for the three-month period ended September 30, 2000 was $247,908, compared to a net loss of $49,889 for the same period in 1999. The difference between the income from operations and the net loss for the three-month period ending September 30, 2000 is largely attributable to a non-cash charge for income taxes taken in the third quarter of 2000 to revise the estimated income tax benefit. Further reductions of the income tax benefit may be necessary, depending on the Company's results in the fourth quarter. Net loss for the nine-month period ended September 30, 2000 was $855,772, compared to net income of $115,657 for the same period in 1999. The difference in results is primarily attributable to approximately $1.2 million of non-recurring income received in 1999, offset in part by the increase in gross profit and the decrease in selling, general and administrative expenses described below.

       The Company had revenues of $4,557,731 for the three-month period ended September 30, 2000 compared to $4,576,128 for the same period in 1999, a decrease of less than 1%. The Company had revenues of $14,747,715 for the nine-month period ended September 30, 2000 compared to $16,961,686 for the same period in 1999, a decrease of 16%. The decreases in revenues are primarily due to a $3,553,530 decline in North American sales due to decreased sales to dealers and the initial implementation of the new business model. Until full implementation of the new business model, expected to occur in the fourth quarter of 2000, management anticipates lower revenues in North America for 2000 compared to 1999.

       Gross profit as a percentage of revenues was 57% and 52% for the three and nine-month periods ended September 30, 2000, compared to 48% and 48% for the same periods in 1999. As a result of this improvement, gross profit for the third quarter of 2000 increased $379,223 over the same period in 1999 despite the decrease in revenues. The increase in gross profit as a percentage of revenues is due primarily to the transition to the new business model. Under the new business model, the Company sells its products directly to retail customers in the United States rather than selling to dealers at reduced wholesale prices.

       Selling, general and administrative expenses were $2,324,467 and $7,669,997, for the three and nine month periods ended September 30, 2000 compared to $2,412,147 and $7,892,373, for the same periods in 1999, constituting decreases of 4% and 3%, respectively. The decreases are due to management's cost-cutting initiatives that have led to significant reductions in marketing, occupancy costs, office expenses, and payroll related costs. These decreases in selling, general and administrative expenses were achieved despite the increased expenses of opening and operating the branch locations associated with the implementation of the new business model.

       Research and development expenses were $253,286 and $709,401 for the three and nine-month periods ended September 30, 2000 compared to $310,504 and $695,648 for the same periods in 1999, a decrease of 18% and an increase of 2%, respectively. The overall increase in research and development expenses relates to the continued design and development of new products. The decrease in the third quarter of 2000 compared to the same period of 1999 is largely an issue of timing as research and development costs vary depending on the life cycle stages of the various projects.

Liquidity and Capital Resources

       The Company's operating activities provided $704,909 in cash resources during the nine-month period ended September 30, 2000. The cash provided from operations was primarily due to collections of accounts receivable of $1,280,549 and non-cash depreciation and amortization expenses totaling $1,379,242. These were partially offset by decreases in accounts payable of $1,153,000 and the net loss of $855,772.

       The Company's investing activities used $38,363 in cash resources during the nine-month period ended September 30, 2000. The cash used in investing activities related primarily to the opening of the sales and service centers nationwide to implement the new business model in the United States.

       The Company's financing activities used $2,120,388 in cash resources during the nine month period ended September 30, 2000, representing amounts used to reduce borrowings on the Company's revolving line of credit by $2 million and to repurchase the Company's common stock.

       During the first nine months of 2000, the Company repurchased 70,800 shares of its common stock, representing approximately $120,000 of the $1 million repurchase authorized by the Board of Directors. The repurchased shares constitute less than 1% of the total number of shares of common stock currently outstanding.

       In September of 2000 the Company extended the maturity of its $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 6.6% at September 30, 2000) plus 1.5%, from September 2001 to September 2002. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of September 30, 2000, the Company had $3,150,000 outstanding and $4,350,000 available under this line of credit.

       Since December 31, 1999, the Company has reduced its current liabilities by $881,749 and reduced its notes payable by $2,000,000. Cash flows from operations have been positive since the first quarter of 2000 and the current ratio was 8:1 as of September 30, 2000.

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



                            PART II OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

(a) Effective July 13, 2000 the Company changed its name to American Medical Technologies, Inc. by filing an amendment to its certificate of incorporation in the State of Delaware. Such amendment does not change the rights of security holders.

ITEM 6.  Exhibits and Reports on Form 8-K:

(a) Exhibit    Description
    -------    -----------

3              Certificate of Incorporation, as amended effective July 13, 2000
4.1            Line of Credit Agreement, effective September 21, 2000
4.2            Revolving Business Credit Note, effective September 21, 2000
27             Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN MEDICAL TECHNOLOGIES, INC.


                                           By:  /s/ Ben J. Gallant
                                                -------------------------------
Dated:  November 8, 2000                        Ben J. Gallant
                                                Chief Executive Officer
                                                (on behalf of the registrant)


                                           By: /s/ Justin W. Grubbs
                                               --------------------------------
Dated:  November 8, 2000                        Justin W. Grubbs
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit      Description
-------      -----------

3            Certificate of Incorporation, as amended effective July 13, 2000
4.1          Line of Credit Agreement, effective September 21, 2000
4.2          Revolving Business Credit Note, effective September 21, 2000
27           Financial Data Schedule