Form 10-K
period 2000-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2001-03-29
CIK 874388

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended December 31, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from __________ to __________.


                           Commission File No. 0-19195

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

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $5,151,000 as of March 20, 2001, based upon the last sales price reported on The Nasdaq National Market on that date. For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant's Common Stock are assumed to be affiliates. There were 7,038,897 shares of the registrant's Common Stock issued and outstanding on March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrants' Proxy Statement for its 2001 Annual
           Meeting of Stockholders are incorporated by reference into
                      Part III of this report on Form 10-K

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

INTRODUCTION

       American Medical Technologies, Inc. ("American Medical" or "Company") develops, manufactures and markets high technology products designed primarily for general dentistry. American Medical's primary products are pulsed dental lasers, primarily the PulseMaster models; high speed curing lights ("PAC"); air abrasive kinetic cavity preparation systems ("KCP"), and intra oral cameras ("Ultracam"), which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas. American Medical also develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications. American Medical, incorporated in Delaware in November 1989, completed its initial public offering in June 1991. American Medical changed its name from American Dental Technologies, Inc. on July 13, 2000.

       On February 14, 2000, American Medical announced that it would now sell its dental products in the United States directly to dentists through its own sales force. The Company established 17 sales and service centers in 2000 and plans to add twenty additional sales and service centers over the next two years. American Medical plans to continue to sell outside the United States through its distributor network. The goal of the Company is to become an equipment distributor that supplies 80% to 90% of a dentist's equipment requirements. To that end, the Company will pursue OEM relationships and strategic alliances with other manufacturers.

PRODUCTS

LASER PRODUCTS

       The PulseMaster 600-IQ, one of two instruments in American Medical's laser product line, is a neodymium yttrium-aluminum-garnet (Nd:YAG) laser that delivers pulses of laser energy through a flexible fiber optic delivery system that can reach into difficult recesses of the mouth. The PulseMaster can deliver a 100-microsecond energy pulse at rates varying from 10 to 200 times per second, and at up to six watts of average power. The PulseMaster is contained in a movable cabinet the size of a medium suitcase, weighs approximately 75 pounds and plugs into a standard electrical outlet.

       American Medical introduced a diode laser, "Diolase", in October 1998. The diode laser delivers a continuous wave or gated continuous wave through a flexible fiber optic delivery system that can reach difficult recesses of the mouth. The Diolase delivers up to 6 watts of power depending upon the fiber size used. The Diolase is compact and portable in size, weighs approximately 11 pounds and plugs into a standard electrical outlet.

       American Medical believes one important feature of its dental lasers is their ability to help reduce the pain associated with the procedures for which they are used. Additionally, because the laser is more precise than standard dental instruments, its use results in less cellular destruction. The laser minimizes bleeding during soft tissue surgery, creating a cleaner field in which to operate by eliminating time-consuming removal of blood from the operative site. The laser also reduces the risk of post-operative infection.

       American Medical's dental lasers are used for both soft tissue and hard tissue applications. Soft tissue procedures include removing excess or diseased gum tissue, contouring gums, performing biopsies, preparing gums for crown and bridge impressions, trimming the gums to fit crowns and bridges, treating gum disease and for hemostasis (control of bleeding). Hard tissue applications include removing early decay from teeth, etching, increasing hardness of dentin, and desensitizing and anesthetizing teeth. In May 1999, American Medical received U.S. Food & Drug Administration ("FDA") clearance to market the PulseMaster for the selective removal of enamel decay. American Medical has not received clearance from the FDA to market dental lasers in the United States for any other hard tissue application, but does market these instruments in certain other countries for such purposes. See "Governmental Regulation."

       American Medical's dental lasers, components and accessories are sold primarily in certain Asian and Pacific markets, Europe and North America. Lasers represented approximately 54%, 27% and 17% of American Medical's total revenues during 2000, 1999 and 1998, respectively.

PLASMA ARC CURING SYSTEMS

       American Medical markets a Plasma Arc Curing System ("PAC") that utilizes a high intensity light source to rapidly cure composite fillings. Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights.

       American Medical's PAC products, components and accessories are sold primarily in North America, certain Asian and Pacific markets, and Europe. PAC products represented approximately 12%, 26% and 2% of American Medical's total revenues during 2000, 1999 and 1998, respectively.

KCP CAVITY PREPARATION SYSTEMS

       American Medical currently offers several KCP models that vary in size, power and features, from the KCP 5 counter top model to the deluxe KCP 1000PAC model. American Medical's KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece. The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength. It is also used for sealant preparations, stain removal and intraoral porcelain removal and repair. The KCP can often be used in place of a drill and may be used in many cases without anesthesia. The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel. The air abrasive stream is activated by a foot pedal. The KCP floor models (KCP 100 and KCP 1000) are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.

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

       American Medical also markets its PAC as an accessory to its KCP. The KCP1000 PAC combines an air abrasive cavity preparation system together with a composite curing light in a single instrument. This allows dentists to efficiently switch from cavity preparation to curing.

       The KCP is sold primarily in North America, certain Asian and Pacific markets and Europe. The KCP represented approximately 6%, 15% and 84% of American Medical's total revenues in 2000, 1999 and 1998, respectively.

INTRA ORAL CAMERA PRODUCTS

         The Ultracam is a sophisticated camera system that allows the dentist to take pictures of a patient's teeth during an examination. The pictures can be projected on a video monitor in the examination room for immediate viewing by the dentist and the patient, and printed or stored on a computer disk. The Ultracam systems offered vary in size from the basic cart system, which is a portable camera and printer housed in a mobile cart, to a networked system that can be utilized in several examination rooms. The networked systems combine the cart system with central printing stations, digital docking stations and examination room monitors.

         The Ultracam is utilized in the dental practice for presentation, education and as a means of communicating their services through multi-media. The Digital Docking Station, introduced in 1999, greatly enhances the value of an intra oral camera by allowing the storage of up to 40 images on a 3 1/2 inch computer floppy disk.

         Ultracam products are sold primarily in North America and Europe. Since their acquisition in August 1998, the Ultracam products represented approximately 14%, 22% and 11% of American Medical's total revenue in 2000, 1999 and 1998, respectively.

INDUSTRIAL PRODUCTS

       American Medical also develops, manufactures and markets precision air abrasive jet machining ("AJM") systems for industrial applications. The AJM system has a wide range of applications, including drilling, cutting, abrading, deburring, dressing, beveling, etching, shaping and polishing. Its principal advantage over conventional machining is that the AJM process, which accomplishes its work through kinetic particle displacement (an erosion process), produces no heat, shock or vibration. This enables precise work to be done on fragile materials without deburring or further processing. Generally, the same is not true of drills, saws, laser or other types of conventional machining equipment because all of these systems rely on heat and/or friction to perform the work. These machining techniques generally require further processing and in many instances do not provide the precision available with AJM, particularly with fragile materials. AJM systems are often used to remove the slag, burrs and flash resulting from conventional machining processes. Some examples include deburring needles, beveling silicon wafers and cutting fiber optics.

       Industrial products accounted for less than 5% of American Medical's total revenues in 2000, 1999 and 1998, respectively.

PROBE ONE AND CHART-IT

       The Probe One is a computerized periodontal probe which works with practice management software to automate and streamline perio-probing and charting. Chart-It is an automated charting software program used to fully integrate a dentist's operatory with most front office practice management systems. These products represented less than 1% of the Company's total revenues in 2000, 1999 and 1998.

MARKETING, SALES AND TRAINING

       Prior to February 14, 2000, American Medical marketed its dental products through independent distributors, primarily Patterson Dental Company and Sullivan Schein, Inc., to general dental practitioners and certain other dental specialists in the United States. Sales to Patterson Dental Company, a major domestic distributor of the Company's kinetic cavity preparation units, were approximately 16% and 30% of total revenues in 1999 and 1998, respectively.

       On February 14, 2000, American Medical commenced selling its dental products in the United States to dentists through its own sales force. The new business model for the United States does not merely encompass direct selling by the Company's own sales force. American Medical intends to become a distributor of dental equipment by establishing the infrastructure to support direct selling. American Medical will not only sell dental products it manufactures, but also intends to actively pursue OEM or strategic relationships with other manufacturers. Within five years, the Company hopes to be able to offer a line of products representing 80% to 90% of the equipment used by dentists.

        The new business model calls for the establishment of dental sales and service centers throughout the United States. American Medical opened 17 such centers in 2000 and plans to open 20 more in the following two years. Each center is staffed with an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters. Additionally, each center has a technician for installation and technical service support. Outside the United States, including Canada, American Medical continues selling its dental products through its strong distributor network.

       American Medical's products are exclusively marketed in Japan by Denics Co. Ltd. ("Denics") or its affiliates. In Germany, the Company's primary European market, American Medical is selling directly to the end user as well as selling through distributors. In the rest of Europe, American Medical's products are marketed through exclusive dental distributors, such as DLMedica in Italy, Casa Schmidt in Spain and Dentex in Russia. As of March 2001, American Medical has purchase commitments of approximately $1,000,000 from its foreign distributors. Sales to Denics, the Company's largest foreign distributor, were approximately 21%, 19% and 12% of total revenues in 2000, 1999 and 1998, respectively. The Company's current contract with Denics expires on March 31, 2001. Based on the current economic conditions in Japan, management does not expect significant additional orders from Denics in 2001.

       The loss of American Medical's relationship with any of its international dental product distributors or their failure to meet purchase commitments could have a material adverse effect on American Medical's business.

       Marketing activities, such as dental exhibitions and meetings, are typically lower in the summer months, which results in decreased revenues during the third quarter of the year.

       American Medical presently has several industrial product distributors. Such distributors have been and are anticipated to be the primary source of sales for American Medical's industrial products in the future. Industrial product distributors are supported by American Medical primarily through advertising in the Thomas Register and trade journals, and by participation in trade shows.

       American Medical also sells some industrial products directly to customers through advertisements or customer referrals and through original equipment manufacturers of grinding equipment who purchase AJM systems to incorporate into their equipment.

TRAINING AND SERVICE

       Because American Medical's dental products represent new approaches to dentistry, training is considered to be a significant aspect of its marketing efforts. American Medical offers complementary training on all of its products. American Medical encourages each purchaser to participate in ongoing continuing education regarding the use of American Medical's dental products and endeavors to share new developments as soon as reliable scientific support has been established.

       American Medical or its distributors generally provide warranty service for American Medical's products in the United States. To service its dental products, American Medical has full-time service employees in its sales and service centers throughout the United States and has service arrangements with independent distributors for products in other markets. If such arrangements are unavailable, certain American Medical sales personnel are trained to make minor service repairs. To date, American Medical has not experienced significant service problems. American Medical generally provides a one-year warranty on all of its products.

       The Company has a service center in Keltern, Germany that provides installation, training, service and technical support for Europe, Russia and the Mid-East. In other international markets, the distributors provide installation, training and service with technical support from the United States office.

SUPPORT OF EDUCATIONAL ACTIVITIES

       Because American Medical's dental products represent new approaches to dentistry, American Medical believes a substantial effort is required to educate dentists regarding the advantages of its technology. American Medical actively supports educational activities relating to the use of its products.

       The Institute for Advanced Dental Technologies, formerly The Institute for Laser Dentistry (the "Institute") arranges for various professionals in the dental field to give lectures at dental meetings and institutions throughout the world and publishes professional papers and articles. The Institute also supervises the training of clinical instructors, provides clinical instructors to lead educational programs, evaluates developments in dental technology and organizes clinical training programs. American Medical supports these programs by providing financial support to the Institute, soliciting enrollments, providing loans of equipment and assisting in the preparation of course materials. Following the completion of a program, an American Medical sales representative is typically available to answer questions concerning American Medical's products.

COMPETITION

       In general, American Medical's products are subject to intense competition, both from other advanced dental technology companies and from makers of conventional dental equipment. American Medical believes there are approximately 9 competing companies which presently offer Nd:YAG, diode, argon, erbium, holmium or CO2 lasers for use in dentistry. American Medical has patents in the basic technologies, which the Company believes provide a competitive advantage. American Medical believes there are approximately 3 companies that presently sell competing dental air abrasive products and approximately 11 companies that presently sell competing intra oral camera systems.

       American Medical's laser, PAC and KCP products must also compete with conventional treatment methods using dental instruments or equipment that are generally less expensive and with which dentists are more familiar.

       Many of these competing companies, particularly those which manufacture traditional dental equipment, may have been in business longer, have greater resources and have a larger distribution network than American Medical. American Medical's competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products. While American Medical believes its products are competitive in terms of capabilities, quality and price, competition has, and may in the future, adversely affect American Medical's business.

PATENTS

       American Medical believes its patents provide a competitive advantage in those countries where they have been issued. American Medical believes its technology patents and other patent rights provide a proprietary means to utilize that technology in dentistry. In the United States, American Medical has patents related to dental laser methods and technology patents that have expiration dates ranging from 2002 to 2016, dental air abrasive systems and methods for using an air abrasive stream for dentistry that do not begin expiring until 2011, technology patents for air abrasive cavity preparation systems that do not begin expiring until 2004, and industrial air abrasive patents that have expiration dates ranging from 2004 to 2016. American Medical also holds several industrial air abrasive patents in various other countries.

MANUFACTURING AND SUPPLIERS

       American Medical manufactures, assembles and services its products at its ISO 9001-certified facility in Corpus Christi, Texas. Certification under the ISO 9001 standard represents the highest level of facility certification attainable. Manufacturing certification became a requirement for all medical products distributed or sold in Europe as of July 1, 1998.

       American Medical's products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers and/or fabricated internally at its manufacturing facility. American Medical has modern machining capability allowing it to control the production of certain non-standard parts. American Medical uses numerous suppliers for standard parts and for fabrication of certain parts. Although most of the parts and components used in its products are available from multiple sources, American Medical presently obtains several parts and components from single sources. Lack of availability of certain parts and components could result in production delays. Management has identified alternate suppliers and believes any delays would be minimal. While the loss of American Medical's relationship with a particular supplier might result in some production delays, such a loss is not expected to materially affect American Medical's business.

RESEARCH AND DEVELOPMENT

       Most research and development, prototype production and testing activities take place at the Texas facility, although some research and development work is performed for American Medical by consultants. The Texas facility has an engineering and CAD/CAM drafting staff which is capable of producing new product prototypes. Although American Medical expects to continue to conduct most of its own research and development activities, American Medical will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complementary products.

       American Medical's research and development expenditures for 2000, 1999 and 1998 were $966,382, $931,189, and $947,202, respectively. American Medical's current research and development efforts are focused on new complementary products for the dental market.

GOVERNMENTAL REGULATION

       American Medical's dental products are subject to significant governmental regulation in the United States and certain other countries. In order to conduct clinical tests and to market products for therapeutic use, American Medical must comply with procedures and standards established by the FDA and comparable foreign regulatory agencies. Changes in existing regulations or adoption of additional regulations may adversely affect American Medical's ability to market its existing products or to market enhanced or new dental products.

UNITED STATES REGULATORY REQUIREMENTS

       The FDA granted clearance to market the KCP for hard-tissue applications and the PulseMaster dental lasers for soft-tissue procedures in late 1992. Clearance to market the PAC was granted by the FDA in mid-1995. The PulseMaster received FDA clearance to market for laser curettage in March 1997 and a diode laser was granted soft tissue clearance in September 1997. The PulseMaster received FDA clearance to market for selective removal of enamel dental caries in May 1999. The receipt of FDA clearance requires proof of the product's safety and efficacy or that the product is substantially equivalent to products that have already received FDA clearance. Such clearances, if obtained, may take from three months to several years to receive.

FOREIGN REGULATORY REQUIREMENTS

       The KCP, PAC, intraoral cameras and lasers have been granted CE mark approvals which are recognized by most European countries, and may be sold in Germany and many other European markets. The PulseMaster and KCP has also been approved for sale in Japan. American Medical's dental lasers comply with government regulations in most major countries in Europe, Asia, the Pacific Rim, and North and South America and are marketed for both hard and soft tissue applications, except in Japan, where (as in the United States) they have not been cleared for certain hard-tissue procedures. Additional foreign authorizations to market its dental products are being sought where needed. Regulation of medical devices in other countries varies between countries such as Japan, which has standards similar to the FDA, to countries that have no regulations. Regulation of medical devices in other countries is also subject to change and there can be no assurance American Medical will continue to be able to comply with such requirements.

       European regulations required ISO 9001 certification as of July 1998 for all medical products distributed or sold in Europe. American Medical's manufacturing facility received ISO 9001 certification in 1997.

PRODUCT LIABILITY EXPOSURE

       American Medical's business involves the inherent risk of product liability claims. If such claims arise, they could have an adverse effect on American Medical. American Medical currently maintains product liability insurance on a "claims made" basis with coverage per occurrence and in the aggregate annually of $5,000,000. There is no assurance that such coverage will be sufficient to protect American Medical from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

FOREIGN OPERATIONS AND SEGMENT INFORMATION

       For information regarding the Company's foreign operations and business segments, see Note 8 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

EMPLOYEES

       On March 1, 2001, American Medical had 116 full-time employees. Of these employees, 36 were engaged in direct sales and marketing activities and 48 in manufacturing activities. The remaining employees are in finance, administration, customer service, and research and development. American Medical has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information concerning each of the current executive officers of American Medical who are elected to serve at the discretion of the Board of Directors.


         NAME                    AGE      POSITION
         -------------------------------------------------------------------------------------------------

         Ben J. Gallant          66       President, Chief Executive Officer, Chair of the Board of Directors
         John E. Vickers, III    53       Chief Operating Officer, Secretary and Director
         Justin W. Grubbs        30       Chief Financial Officer
         William S. Parker       54       Senior Vice President - Dental
         Hans Nahme              60       Vice President - International Sales
         John A. Miller          40       Vice President - Domestic Sales

BEN J. GALLANT - Mr. Gallant has been the Company's President and Chief Executive Officer since November 1996 and served as its Chief Operating officer from September 1996 to May 2000. Mr. Gallant was a founder of Texas Airsonics, Inc., served as a director and chairman of the board since that company's inception in 1982, and was elected president and chief executive officer in 1991. He is chiefly responsible for the design and development of the Company's KCP and industrial product lines. Mr. Gallant has been a director of the Company since 1996.

JOHN E. VICKERS III - Mr. Vickers was appointed Chief Operating Officer of the Company in May 2000. He previously served the Company as Executive Vice President from August 1998 to May 2000 and as Senior Vice President - Operations from November 1996 to August 1998. Mr. Vickers had served as Texas Airsonics Inc.'s chief financial officer and legal counsel from June 1993 until its acquisition by the Company in July 1996 and had various operating responsibilities with Texas Airsonics. From December 1991 until July 1994, Mr. Vickers was of counsel to the law firm of Novak, Vickers and Burt and practiced law for over 25 years. Mr. Vickers has been a director of the Company since 1996.

JUSTIN W. GRUBBS - Mr. Grubbs was appointed Chief Financial Officer in July of 2000. Prior to joining the Company he had been employed by the public accounting firm of Ernst & Young LLP for seven years, specializing in entrepreneurial growth companies in the retail, distribution and manufacturing industries. Mr. Grubbs graduated from Georgetown University in 1993 with dual concentrations in accounting and finance and is a licensed certified public accountant.

WILLIAM S. PARKER - Mr. Parker was appointed Senior Vice President - Dental of the Company in August 1998 and became a Director in November 1999. He is chiefly responsible for the Company's product development. He had been a consultant, then an employee of the Company in charge of product development since 1991. From 1976 to 1991, he was the president and co-founder of the New Directions Group, Inc., a management consulting firm which had clients such as Ford, Exxon Enterprises, AT&T and Ross Laboratories.

HANS H. NAHME - Mr. Nahme was appointed Vice President - International Sales in August 1999. Prior to joining American Medical, Mr. Nahme had been general manager with IDEA Associates, Inc., a Portland, Oregon firm that had been responsible for export sales of American Medical products in Latin America, Australia and New Zealand, from 1997 to 1999. From 1994 to 1997, Mr. Nahme was Vice President - International Sales of Dentech, Inc.

JOHN A. MILLER - Mr. Miller was appointed Vice President - Domestic Sales in 2000. Prior to that he had served as the Vice President - Western Sales since 1999. Prior to joining American Medical, Mr. Miller was President of Source One, a marketing, consulting, planning and research firm he founded in 1996. Mr. Miller has been in dental equipment related sales for over ten years.


FORWARD LOOKING STATEMENTS

         The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "believes", "expects", "anticipates", "estimates" or similar expressions, it is making forward-looking statements.

         The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the possible failure to maintain the Company's ability to borrow under its line of credit, the Company's potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company's potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

         Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 2.         DESCRIPTION OF PROPERTIES

         American Medical owns an approximately 52,000 square foot manufacturing facility on 5.2 acres located at 5555 Bear Lane, Corpus Christi, Texas 78405, which houses its manufacturing and administration facilities.

       American Medical leases 17 sales and service centers throughout the United States, each approximately 1,500 square feet and a total of 2,000 square feet in San Carlos, California for its product development, clinical and service activities. The leases are generally for one to two year terms.

ITEM 3.         LEGAL PROCEEDINGS

       Not applicable.


ITEM 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.
                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

       American Medical's common stock is traded on The Nasdaq National Market (Symbol: ADLI). The following table sets forth certain information as to the high and low sales prices per share of American Medical common stock as reported by Nasdaq for each quarterly period during the last two years.


                                                                 Closing Price
                                                            HIGH               LOW
                                                     -----------------------------------
                           1999

                           First Quarter                    $4.688            $3.688
                           Second Quarter                    4.125             3.125
                           Third Quarter                     3.750             2.250
                           Fourth Quarter                    2.375             1.250


                           2000

                           First Quarter                    $3.063            $1.500
                           Second Quarter                    1.969             1.094
                           Third Quarter                     1.875             1.125
                           Fourth Quarter                    1.906             0.750

       As of March 20, 2001, there were approximately 3,300 beneficial and record holders of American Medical common stock based upon the records of the Company's stock transfer agent and security position listings.

       The Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. The Company's debt agreement also prevents the Company from declaring or paying dividends without prior approval of the lender. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors considered relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data, as of and for each of the five years ended December 31, is derived from the audited financial statements of American Medical. Operating results for prior years are not necessarily indicative of the results that may be expected for any other periods. The data should be read in conjunction with the financial statements and related notes included in this report and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                     (dollars in thousands, except per share amounts)

                                      2000             1999              1998             1997              1996
                                      --------------------------------------------------------------------------

Operating data:
Net revenues                         $19,902           $24,370           $28,285          $21,652           $20,510
Net income (loss)                   ($18,403)(1)          $392            $8,849(2)        $3,622            $5,628(3)

Net income (loss)
   per common share
   assuming dilution                  ($2.53)             $.05             $1.20             $.47              $.90

Weighted average number
   of common shares                    7,284             7,446             7,375            7,640             6,284

Balance Sheet Data (at year end):

Total assets                         $18,291           $40,348           $41,855(4)       $22,530           $21,280(5)
Long-term obligations                  2,673             5,373             6,271              135               577
Stockholders' equity (6)              13,002            32,018            31,809           20,257            16,809
Working capital                        9,786            17,144            17,504            8,290             5,153


---------------

1) Includes impairment charges of $9.2 million related to intangibles associated with the air abrasion and camera product lines, a charge to increase the reserve for slow moving inventory by $.8 million, a write off of demonstration inventory of $1.2 million related to the change in the business model, and a deferred income tax valuation allowance of $5.6 million.

2) Includes $5.1 million income tax benefit related to reversal of a previously recorded deferred tax asset valuation allowance.

3) Includes $2.7 million related party royalty income and a $.6 million restructuring expense.

4) Includes goodwill of $4.2 million and other assets of $3.9 million recorded in connection with the acquisitions of The Dental Probe and Dental Vision Direct in February 1998 and August 1998, respectively.

5) Includes goodwill of $6.1 million and other assets of $2.4 million recorded in connection with the acquisition of Texas Airsonics, Inc. on July 31, 1996.

6)  No dividends were paid on the common stock during the periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The discussion contains certain forward-looking statements relating to the Company's anticipated future financial condition and operating results and its current business plans. In the future, the Company's financial condition and operating results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond its control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See the disclosures under "Item 1 - Business - Forward-Looking Statements."

RESULTS OF OPERATIONS

       For the year ended December 31, 2000, the Company's revenues decreased 18% compared to 1999. This decrease in revenues was primarily due to a 38% decrease in revenues in the United States. The decrease in domestic revenues was primarily due to lower revenues during the transition period as the new business model was being implemented.

       For the year ended December 31, 1999, the Company's revenues decreased 14% compared to 1998. This decrease in revenues was primarily due to 27% decrease in revenues in North America, partially offset by a 39% increase in revenues in Japan and a 41% increase in Europe. The decrease in North American revenues was primarily due to a decrease in KCP sales caused by the liquidation of dealer inventories and a soft air abrasion market. Sales of lasers, PAC lights and intraoral cameras increased in North America during 1999, partially off-setting the softer KCP sales. The increase in revenues in Europe was mainly attributable to the addition of new distributors in 1999.

         Gross profit as a percentage of revenues was 45% for the year ended December 31, 2000, compared to 48% in 1999 and 54% in 1998. The decrease in gross profit as a percentage of revenues in 2000 compared to 1999 and 1998 was due to the Company increasing its reserve for slow-moving inventory in response to the decline in the air abrasion and camera markets. When the increase in this reserve is factored out, gross profit would have improved to 50% in 2000.

         Selling, general and administrative expenses were $21,226,253 in 2000, $10,772,746 in 1999 and $10,618,210 in 1998. The significant increase in 2000 was primarily attributable to non-cash impairment charges and charges related to demonstration inventory units. In 2000, the continued decline in sales of the Company's KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc. Following the guidance of FASB Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company projected future cash flows for these products based on management's best estimates of likely future sales, less costs of goods sold and selling expenses. The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed. To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment. The Company recorded an impairment of approximately $9.2 million to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets. This impairment expense is included in selling, general and administrative expenses on the statement of operations.

       As part of the transition to the new business model, the Company decided to discontinue its demonstration unit sales initiative. This change resulted in the Company disposing of approximately $1.2 million in demonstration units that had been on loan to sales personnel, universities, and prospective customers that were no longer deemed salable. This charge was included in selling, general and administrative expenses in 2000.

       The increase in selling, general and administrative expenses in 1999 compared to 1998 was primarily attributable to sales and marketing expenses in the first half of the year which were higher as a percentage of sales primarily due to increased selling, marketing and general and administrative expenses related to the camera business acquired from Dental Vision Direct and amortization of goodwill also related to the camera business.

         Research and development expenses were $966,382 in 2000, $931,189 in 1999, and $947,202 in 1998. The expenditures related primarily to the development of new products and enhancements to current products.

         Non-recurring license transfer fees of $665,000 were received in 1999. These related to the licensing agreement with ESC Medical Systems, Ltd. for $300,000, a licensing agreement with Chart-It for $65,000 and settlement of $300,000 from Kreativ regarding patent litigation.

         Other income decreased $773,343 to $83,773 for the year ended December 31, 2000 compared to 1999. This decrease from 1999 is primarily due to non-recurring items in 1999 such as the receipt of the Kreativ lawsuit settlement payment of $580,000 and a gain on the sale of the Michigan building of $180,000.

         Interest expense was $322,475 in 2000, $401,438 in 1999, and $206,856 in 1998. The decrease in interest expense in 2000 is due to the reduction of the outstanding debt. The increase in interest expense in 1999 was primarily due to the debt incurred to fund the acquisition of Dental Vision Direct in August 1998.

         In 2000, the Company recorded a $4,744,000 charge for income tax. The Company's income taxes at U.S. statutory rates, differs from its recorded income tax expense primarily due to nondeductible goodwill amortization. In 1998, based on the Company's past history of earnings, the Company reversed its previously recorded deferred tax asset valuation allowance as the Company determined that it was more likely than not that it would realize the related deferred tax asset. In 1998, the effect of the reversal was to increase net income by $5,072,117 for this income tax benefit. With the loss incurred in 2000 and the continued downturn in the dental products industry, uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. Therefore, the Company re-established the tax asset valuation allowance. Recording this allowance results in a current year non-cash tax expense of approximately $5.7 million. At December 31, 2000, the Company had approximately $12 million of net operating loss carryforwards. These net operating loss carryforwards expire in various amounts in the years 2006 through 2020.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided $1,420,222 in cash resources in 2000. Cash provided by operating activities in 2000 was due largely to reductions in receivables of $1.2 million and inventory of approximately $865,000, partially offset by reductions in accounts payable of approximately $690,000.

         The Company's investing activities used $41,118 in cash resources in 2000. The cash used in investing activities in 2000 related primarily to the purchase of property and equipment.

         On September 21, 2000, the Company renewed an agreement for a $7,500,000 revolving line of credit from a bank, with interest at the bank's prime rate or the LIBOR rate (Eurodollar rates, which were approximately 5.7% at December 31, 2000) plus a margin of 1.5%, which expires in September 2002. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. The agreement contains several qualitative and financial covenants. As of December 31, 2000, the Company was not in compliance with some of the financial covenants and the bank issued a letter waiving the event of default. Subsequent to December 31, 2000, the agreement was amended to include, among other things, a borrowing base formula based on the Company's levels of inventory, accounts receivable and fixed assets, and a change to a variable eurodollar loan margin rate based on certain Company performance ratios. As of December 31, 2000, the Company had $2.5 million outstanding. Under the terms of the amended agreement, the Company had approximately $5 million available to borrow at December 31, 2000.

       The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.

NEW ACCOUNTING STANDARDS AND DISCLOSURES

       Accounting for Derivative Instruments and Hedging Activities. In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In September 1999, the FASB agreed to defer the effective date of Statement No. 133 for one year until the first quarter of 2001, citing concerns over interpretations on important implementation issues. The management of the Company, because of its minimal use of derivatives, does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         In the normal course of business, the Company is subject to market risk from changes in foreign exchange rates and interest rates.

         FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company sells its products in North America, Europe (primarily Germany), Japan and other foreign countries. The Company is headquartered in the United States and has a German subsidiary. Except for revenues generated by its German subsidiary, the Company sells its products to its foreign customers in United States dollars. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the United States dollar and the German deutsche mark.

         As currency rates change, translation of the income statements of the Company's German subsidiary into United States dollars affects year-to-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from the German operations are generally reinvested locally.

         As of December 31, 2000 and 1999, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $1,795,121 and $1,562,051, respectively. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $180,000 and $156,000 for 2000 and 1999, respectively.

         INTEREST RATE RISK

         The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. The Company's long term debt represents borrowings under a revolving line of credit at the bank's prime rate and various notes at Eurodollar rates plus 1.5% and is sensitive to changes in interest rates. The borrowings under the Eurodollar rates have maturity dates varying between 30 to 120 days. The Company does not generally hedge interest rate risks. At December 31, 2000, the weighted average interest rate on the $2.5 million debt was 8.15% and the fair value of the debt approximates its carrying value.

         The Company had interest expense of $322,475 in 2000 as compared to $401,438 in 1999. The potential increase in interest expense from a hypothetical 2% adverse change in interest rates, assuming the December 31, 2000 and 1999 debt was outstanding for the entire year, would be approximately $50,000 and $103,000, for the year ended December 31, 2000 and 1999, respectively.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                         Report of Independent Auditors

Stockholders and Board of Directors
American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP



San Antonio, Texas
March 12, 2001, except for Note 4
to which the date is March 26, 2001

                       American Medical Technologies, Inc.
                      Consolidated Statements of Operations


                                                       Year Ended December 31
                                                 2000              1999             1998
                                        ---------------------------------------------------------


Revenues                                       $19,685,222    $  24,201,163      $ 28,011,240
Royalties                                          217,024          168,364           273,480
                                             -------------     ------------  ----------------
                                                19,902,246       24,369,527        28,284,720

Cost of sales                                   11,130,379       12,778,664        12,877,318
                                               -----------       ----------        ----------
Gross profit                                     8,771,867       11,590,863        15,407,402

Selling, general and administrative             21,226,253       10,772,746        10,618,210
Research and development                           966,382          931,189           947,202
                                             -------------     ------------       -----------
Income (loss) from operations                  (13,420,768)        (113,072)        3,841,990
Other income (expense)
   License transfer fees                               ---          665,000               ---
   Other income                                     83,773          857,116           142,066
   Interest expense                               (322,475)        (401,438)         (206,856)
                                             --------------     ------------     -------------
Income (loss) before income taxes              (13,659,470)       1,007,606         3,777,200
Income tax (benefit) expense                     4,744,000          616,000        (5,072,117)
                                              ------------    -------------      -------------
Net income (loss)                            ($ 18,403,470)   $     391,606       $ 8,849,317
                                             ==============   =============       ===========

Net income (loss) per share                       ($2.53)           $ 0.05           $ 1.21
                                                  =======           ======           ======

Net income (loss) per share
   assuming dilution                              ($2.53)           $ 0.05           $ 1.20
                                                  =======           ======           ======

                             See accompanying notes.

                       American Medical Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                December 31
                                                                           2000              1999
                                                                       -------------------------------

         ASSETS
         Current assets:
           Cash                                                         $1,549,747      $ 3,230,647
           Accounts receivable, less allowance of
                $230,000 in 2000 and $188,000 in 1999                    3,371,341        4,716,252
           Inventories                                                   6,897,157        9,938,205
           Deferred taxes                                                      ---          870,000
           Prepaid expenses and other current assets                       440,077          569,903
           Notes receivable                                                243,593          775,000
                                                                        ----------      -----------
         Total current assets                                           12,501,915       20,100,007

         Deferred taxes                                                        ---        3,874,000
         Property and equipment, net                                     2,389,951        2,447,906
         Intangible assets, net:
           Goodwill                                                      2,295,966       11,850,523
           Air abrasive technology rights                                      ---          551,838
           Other                                                         1,103,165        1,523,539
                                                                         ---------      -----------
                                                                         3,399,131       13,925,900

         Total assets                                                  $18,290,997      $40,347,813
                                                                       ===========       ==========

                             See accompanying notes.

                       American Medical Technologies, Inc.
                           Consolidated Balance Sheets


                                                                                December 31
                                                                           2000              1999
                                                                       -------------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities:
           Accounts payable                                           $  1,627,496     $  2,311,903
           Compensation and employee benefits                              286,211          217,141
           Other accrued liabilities                                       702,459          427,108
                                                                        ----------      -----------
         Total current liabilities                                       2,616,166        2,956,152

         Other non-current liabilities                                     172,964          223,278
         Notes payable                                                   2,500,000        5,150,000


         Stockholders' equity:
           Preferred stock, $.01 par value, authorized
              10,000,000 shares; none outstanding
           Common stock, $.04 par value, authorized
              12,500,000 shares; outstanding: 7,081,097
              shares in 2000; and 7,367,847
              shares in 1999                                               283,247          294,717
           Additional paid-in capital                                   41,934,608       42,312,636
           Warrants and options                                            801,000          801,000
           Accumulated deficit                                         (29,525,094)     (11,121,624)
           Foreign currency translation                                   (491,894)        (268,346)
                                                                      -------------    -------------
         Total stockholders' equity                                     13,001,867       32,018,383
                                                                        ----------       -----------
         Total liabilities and stockholders' equity                    $18,290,997      $40,347,813
                                                                       ===========      ===========

                             See accompanying notes.

                       American Medical Technologies, Inc.
                      Consolidated Statements of Cash Flows


                                                                           Year ended December 31
                                                                 2000            1999               1998
                                                           ---------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                          ($  18,403,470)    $    391,606        $8,849,317
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                 502,624          413,977           244,566
     Amortization                                               1,466,407        1,454,401         1,225,344
     Impairment of intangible assets                            9,233,907              ---               ---
     Deferred taxes                                             4,744,000          558,619        (5,212,619)
     Provision for slow-moving inventory                          873,298          256,615          (159,900)
     Provision for doubtful accounts                               42,000           13,000           (75,000)
     Net (gain) loss on disposal of assets                      1,243,887         (179,368)              ---
   Changes in operating assets and liabilities:
     Accounts receivable                                        1,282,575          198,110        (2,146,040)
     Inventories                                                  864,588        1,144,392        (3,628,470)
     Prepaid expenses and other current assets                    111,056          400,884          (300,218)
     Other receivables                                                ---              ---           200,000
     Accounts payable                                            (689,035)        (556,620)        1,580,876
     Compensation and employee benefits                            68,535         (187,112)          157,977
     Other accrued liabilities                                    130,164         (248,727)           99,240
     Other non-current liabilities                                (50,314)        (798,880)          172,982
                                                             -------------      -----------     ------------
   Net cash provided by operating activities                    1,420,222        2,860,897         1,008,055

INVESTING ACTIVITIES
Acquisition of businesses                                             ---              ---        (3,315,000)
Purchases of property, plant & equipment                         (399,981)        (986,982)       (1,242,296)
Proceeds from sales of assets                                       1,000          769,367               ---
Collections on notes receivable                                   531,407          300,000               ---
Increase in intangible assets                                    (173,544)        (231,480)         (307,787)
                                                              ------------     ------------     -------------
Net cash used in investing activities                             (41,118)        (149,095)       (4,865,083)

FINANCING ACTIVITIES
Payments on note payable                                       (2,650,000)        (800,000)       (5,800,000)
Proceeds from note payable                                            ---              ---         7,600,000
Repurchase of common stock                                       (389,498)         (91,339)              ---
Proceeds from exercise of warrants                                    ---              ---         1,564,000
Proceeds from exercise of stock options                               ---           42,903            59,742
                                                          ---------------      -----------       -----------
Net cash provided by (used in) financing activities            (3,039,498)        (848,436)        3,423,742
                                                               -----------      -----------        ---------
Increase (decrease) in cash                                    (1,660,394)       1,863,366          (433,286)
Effect of exchange rates on cash                                  (20,506)         (42,123)           11,007
                                                             -------------      -----------       ----------
Increase (decrease) in cash                                    (1,680,900)       1,821,243          (422,279)

Cash at beginning of year                                       3,230,647        1,409,404         1,831,683
                                                                ---------        ---------         ---------

Cash at end of year                                            $1,549,747       $3,230,647        $1,409,404
                                                               ==========       ==========        ==========




                             See accompanying notes.

                       American Medical Technologies, Inc
                 Consolidated Statements of Stockholders' Equity


                                                            Additional        Warrants                     Foreign
                                     Common Stock             Paid-In           and       Accumulated      Currency
                                   Shares   Amount            Capital          Options      Deficit       Translation       Total
                                 --------------------------------------------------------------------------------------------------

Balance at December 31, 1997        6,948,011   $277,923        $40,446,624     $   --     $(20,362,547)    $(104,564)  $20,257,436
Net income for 1998                                                                           8,849,317                   8,849,317
Foreign currency translation                                                                                   (1,193)       (1,193)
                                                                                                                         ----------
   Comprehensive income                                                                                                   8,848,124
                                                                                                                         ----------
Issuance of common stock for
  acquisition of business (Note 2)     61,500      2,460            305,040                                                 307,500
Exercise of stock options              18,748        750             58,992                                                  59,742
Issuance of options for intangible
  assets                                                                          52,500                                     52,500
Exercise of warrants                  391,000     15,640          1,548,360                                               1,564,000
Issuance of warrants for
  acquisition of business (Note 2)                                               720,000                                    720,000
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1998        7,419,259    296,773         42,359,016      772,500    (11,513,230)    (105,757)    31,809,302
  Net income for 1999                                                                           391,606                     391,606
  Foreign currency translation                                                                               (162,589)     (162,589)
                                                                                                                         ----------
      Comprehensive income                                                                                                  229,017
                                                                                                                         ----------
  Exercise of stock options            12,788        512             42,391                                                  42,903
  Issuance of common stock for
    intangible assets                                                             28,500                                     28,500
  Repurchase of common stock          (64,200)    (2,568)           (88,771)                                                (91,339)
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1999        7,367,847    294,717         42,312,636      801,000    (11,121,624)     (268,346)   32,018,383
  Net loss for 2000                                                                         (18,403,470)                (18,403,470)
  Foreign currency translation                                                                               (223,548)     (223,548)
                                                                                                                        -----------
    Comprehensive loss                                                                                                  (18,627,018)
  Repurchase of common stock         (286,750)   (11,470)          (378,028)                                               (389,498)
                                 --------------------------------------------------------------------------------------------------
  Balance at December 31, 2000      7,081,097   $283,247        $41,934,608     $801,000   $(29,525,094)    $(491,894)  $13,001,867
                                    =========   ========        ===========     ========   =============    ==========  ===========

                             See accompanying notes.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.     Organization and Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

American Medical Technologies, Inc. (the "Company") develops, manufactures, markets and sells high technology products primarily for dentistry. The consolidated financial statements include the accounts and operations of the Company and its subsidiary. All intercompany transactions and balances have been eliminated.


INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in first-out method, or market. At December 31, inventories consisted of the following:


                                                                 2000           1999
                                                           -----------------------------
                Finished goods                             $  1,277,189     $  1,310,448
                Raw materials, parts and supplies             5,619,968        8,627,757
                                                          -------------     ------------
                                                           $  6,897,157     $  9,938,205
                                                           ============     ============

Inventories at December 31, 2000 and 1999 are net of valuation allowances of $1,685,013 and $811,715, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years. At December 31, property and equipment consisted of the following:


                                                                2000            1999
                                                            ----------------------------
                  Building and improvements                $  1,561,219     $  1,546,745
                  Machinery and equipment                     1,357,287        1,234,692
                  Office furniture and computers                843,140        1,788,516
                  Vehicles                                      118,144              ---
                                                          ------------------------------
                                                              3,879,790        4,569,952
                  Accumulated depreciation                   (1,489,839)      (2,122,046)
                                                           -------------    -------------
                                                            $ 2,389,951     $  2,447,906
                                                            ===========     ============


REVENUE RECOGNITION

The Company recognizes revenue when each of the following four criteria are met:
1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its largest distributors under terms that require shipment to a local independent warehouse. In September 2000, the Emerging Issues Task Force issued EITF 00-10 which requires disclosure of shipping and handling costs that are not included in costs of goods sold. The Company's policy is to include shipping and handling cost , net of the related revenues, in costs of goods sold.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.     Organization and Significant Accounting Policies (continued)


INTANGIBLE ASSETS

Intangible assets consist of goodwill, air abrasive technology rights, patents, distribution rights and organization costs and are stated at cost less accumulated amortization. The Company is amortizing goodwill over periods ranging from 15 to 25 years, air abrasive technology rights over 10 years and other intangible assets over lives ranging from 5 to 17 years. Accumulated amortization was $3,097,675 and $5,806,049 at December 31, 2000 and 1999,
respectively.

The Company periodically evaluates intangible assets for indicators of impairment in value. When impairment is indicated, the Company revalues the assets based on their estimated fair value. In 2000, the continued decline in sales of the Company's KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc. Following the guidance of FASB Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company projected future cash flows for these products based on management's best estimates of likely future sales, less costs of goods sold and selling expenses. The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed. To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment. The Company recorded an impairment of approximately $9.2 million to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets. This impairment expense is included in Selling General and Administrative Expenses on the Statement of Operations.

NET INCOME PER SHARE

The following table sets forth the computation for basic and diluted earnings per share:

                                                              2000              1999             1998
                                                              ----              ----             ----
    Numerator:
       Net income (loss)                                ($  18,403,470)       $  391,606       $8,849,317
                                                        ===============       ==========       ==========

      Numerator for basic and diluted earnings per
         share - income available to common
         stockholders after assumed conversions         ($ 18,403,470)         $ 391,606       $8,849,317

    Denominator:
       Denominator for basic earnings per share -
         weighted-average shares                            7,284,443          7,424,433        7,310,510

       Effect of dilutive securities:
         Employee stock options                                   ---             21,736           51,626
         Warrants                                                 ---                ---           12,858
                                                           ----------         ----------           ------

       Dilutive potential common shares
         Denominator for diluted earnings per
           share - adjusted weighted-average
           shares after assumed conversions                 7,284,443          7,446,169        7,374,994
                                                            =========          =========        =========

       Net income (loss) per share                             ($2.53)            $0.05           $1.21
                                                                ======            =====           =====
       Net income (loss) per share assuming dilution           ($2.53)            $0.05           $1.20
                                                                ======            =====           =====

                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.     Organization and Significant Accounting Policies (continued)

COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. The adoption of this Statement has no impact on the net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported in stockholders' equity, to be included, along with net income, in comprehensive income. Prior years' data have been conformed to the requirements of Statement 130.

For 2000, 1999 and 1998 the Company's Comprehensive Income (Loss) was ($18,627,018), $229,017, and $8,848,124, respectively.

The components of Accumulated Other Comprehensive Income (Loss) are as follows:


                                                             2000              1999               1998
                                                       ----------------- -----------------  -----------------
      Foreign currency translation adjustments       $     (223,548)   $     (162,589)    $        (1,193)
                                                       ----------------- -----------------  -----------------
      Accumulated other comprehensive income         $     (491,894)   $     (268,346)    $      (105,757)
                                                       ================= =================  =================


TRANSLATION OF NON-U.S. CURRENCY AMOUNTS

For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated to U.S. dollars at the current exchange rates at the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, accordingly, recognizes no compensation expense for the stock option grants.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense approximated $867,000, $1,544,000, and $1,354,000 in 2000, 1999 and 1998,
respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's cash, accounts receivable, note receivable and accounts payable approximates their carrying value due to their short term nature. The fair value of the Company's note payable to the bank approximates its carrying value due to the variable interest rate.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.     Organization and Significant Accounting Policies (continued)


RECLASSIFICATIONS

Certain amounts in prior year financial statements have been reclassified to conform to the presentation used in 2000.

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

The following unaudited pro forma financial information for the twelve months ended December 31, 1998 assumes the DVD acquisition occurred as of the beginning of the respective period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of DVD been consummated on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

                                                                           Year Ended
                                                                        December 31, 1998
                                                                        -----------------
                           Revenues                                        $32,313,902
                           Net income                                        8,402,401
                           Net income per share                                $1.14


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

3.     Agreements with Related Parties

DENICS CO., LTD.

In December 1999, the Company agreed to convert $675,000 of outstanding accounts receivable from Denics to a note receivable, with interest payable at 8.5%, due February 2001.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

3.     Agreements with Related Parties (continued)

In February 1998, the Company agreed to convert $500,000 of outstanding accounts receivable from Denics to a note receivable, with interest payable at 10.5% due in September 1998. In August 1998, the Company agreed to modify the repayment terms of the note receivable to $200,000 due August 31, 1998 and five monthly installments of $60,000 commencing in April 1999. The note was paid in full in September 1999.

Denics previously owned 4.89% of the Company's common stock and had warrants to acquire an additional 1.43% of the Company's common stock. These warrants expired in 1999 without being exercised and Denics is no longer considered a "related party." Accordingly, trade sales and accounts receivable balances with Denics are no longer presented as a "related party" on the face of the financial statements for all periods presented to provide consistent disclosure.

4.     Line of Credit and Other Non-Current Liabilities

On September 21, 2000, the Company renewed an agreement for a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5.7% at December 31, 2000) plus a margin of 1.5%, which expires in September 2002. The agreement contains several qualitative and financial covenants. As of December 31, 2000 the Company was not in compliance with some of the financial covenants and the bank issued a letter waiving the event of default. Subsequent to December 31, 2000, the agreement was amended to include, among other things, a borrowing base formula based on the Company's levels of inventory, accounts receivable and fixed assets, and a change to a variable eurodollar loan margin rate based on certain Company performance ratios. As of December 31, 2000 the Company had $2.5 million outstanding. Under the terms of the amended agreement, the Company had approximately $5 million available to borrow at December 31, 2000.

The Company leases certain manufacturing equipment under capital leases. Equipment related to these capital leases had a net book value of approximately $178,000 at December 31, 2000. Amortization related to assets held under capital leases is included in depreciation expense. The Company leases office space, vehicles, and office machines under operating leases. Future minimum lease payments under capital and operating leases as of December 31, 2000 are as follows:

                                                            Operating          Capital
                Year                                        Leases              Leases
                ----                                     -----------------------------
                2001                                        $ 401,210        $ 124,195
                2002                                          283,664           79,066
                2003                                           96,070           47,777
                                                            ---------        ---------
                                                            $ 780,944          251,038
                                                            =========
                Less amount representing interest                              (31,021)
                                                                             ---------
                                                                             $ 220,017
                                                                             =========
Capital lease obligations at December 31, 2000 consisted of the following:


              Current portion                              $ 105,348
              Non-current portion                            114,669
                                                           ---------
              Total capital lease obligations              $ 220,017
                                                           =========

Rental expense for operating leases in 2000, 1999 and 1998 approximated $344,000, $94,000, and $144,000, respectively.

The Company paid interest of approximately $322,000, $401,000 and $207,000 in 2000, 1999 and 1998, respectively.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

5.   Stockholders' Equity, Stock Options and Warrants

The Company has authorized three stock option plans for employees, officers, directors, consultants and other key personnel. As of December 31, 2000, the Nonqualified Stock Option Plan has 287,500 shares reserved, 62,351 shares available for issuance and 186,112 shares outstanding; the Long-Term Incentive Plan has 625,000 shares reserved, 56,871 shares available for issuance and 497,243 shares outstanding; and the Stock Option Plan for Employees has 17,405 shares reserved, 2,401 shares available and 13,536 shares outstanding.

The Company also authorized and granted 81,392 stock options exclusive of the above described plans, none of which were ever exercised prior to their expiration in 2000.

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .373, 1.437 and .771 and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                            2000                 1999                   1998
                                                            ----------          ---------         --------------

                  Proforma net income (loss)              ($ 18,429,417)          $366,875          $8,438,709
                  Proforma net income (loss) per share        ($ 2.53)             $0.05                $1.15
                  Proforma net income (loss) per share
                    assuming dilution                         ($ 2.53)             $0.05                $1.14

                   Notes to Consolidated Financial Statements
                                December 31, 2000

5.   Stockholders' Equity, Stock Options and Warrants (continued)

Stock option activity is summarized as follows:


                                                               Number                Weighted-Average
                                                              Of Shares               Exercise Price
                                                          -------------------------------------------

         Outstanding at January 1, 1998                         744,619                    5.57
                                                                =======
         Exercisable at January 1, 1998                         541,811                    5.64
                                                                =======

         Options granted                                         51,560                    4.72
         Options exercised                                      (18,748)                   3.19
         Options canceled                                       (38,323)                   5.55
                                                                -------

         Outstanding at December 31, 1998                       739,108                    5.57
                                                                =======
         Exercisable at December 31, 1998                       535,598                    5.63
                                                                =======

         Options granted                                        111,872                    3.47
         Options exercised                                      (12,788)                   3.36
         Options canceled                                      (182,928)                   6.29
                                                               ---------

         Outstanding at December 31, 1999                       655,264                    5.06
                                                                =======
         Exercisable at December 31, 1999                       535,598                    6.19
                                                                =======

         Options granted                                        401,248                    1.38
         Options exercised                                          ---                    ---
         Options canceled                                      (326,951)                   4.49
                                                               ---------

         Outstanding at December 31, 2000                       729,561                    3.24
                                                                =======
         Exercisable at December 31, 2000                       309,786                    5.49
                                                                =======

The weighted-average fair value of options granted during the year was $.92, $3.46 and $1.07 in 2000, 1999 and 1998, respectively. Exercise prices for options outstanding as of December 31, 2000 ranged from $1.38 to $50. The weighted-average remaining contractual life of those options is 7.2 years.


Warrant activity is summarized as follows:                                       Weighted-Average
                                                               Shares             Exercise Price
                                                             ----------          ----------------
         Outstanding at January 1, 1998                       2,846,868                5.04
                                                             ==========
         Exercisable at January 1, 1998                       2,846,868                5.04
                                                             ==========

         Warrants issued                                        600,000                5.50
         Warrants exercised                                    (391,000)               4.00
         Warrants canceled                                     (125,000)               4.00
                                                             ----------
         Outstanding at December 31, 1998                     2,930,868                5.46
                                                             ==========
         Exercisable at December 31, 1998                     2,930,868                5.46
                                                             ==========

         Warrants issued                                         50,000                4.13
         Warrants exercised                                         ---                ---
         Warrants canceled                                   (2,232,618)               5.50
                                                             ----------
         Outstanding at December 31, 1999                       748,250                5.21
                                                             ==========
         Exercisable at December 31, 1999                       748,250                5.21
                                                             ==========

         Warrants issued                                            ---                ---
         Warrants exercised                                         ---                ---
         Warrants canceled                                          ---                ---
                                                             ----------                ----
         Outstanding at December 31, 2000                       748,250                5.21
                                                             ==========
         Exercisable at December 31, 2000                       748,250                5.21
                                                             ==========

                   Notes to Consolidated Financial Statements
                                December 31, 2000

5.   Stockholders' Equity, Stock Options and Warrants (continued)

There were no warrants granted in 2000. The weighted average fair value of warrants granted during 1999 was $4.13. Exercise prices for warrants outstanding as of December 31, 2000 ranged from $4 to $5.50. The weighted-average remaining contractual life of those warrants is 3.2 years.

6.   Transfer of License

In June 1997, the Company agreed to the transfer of the licenses for the sales of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. ("Sunrise") to Lares Co. ("Lares") in connection with the sale of Sunrise's dental business to Lares. The Company received a payment of $275,000 and a note receivable for $100,000, due in June 2000. The Company will also continue to receive royalties on air abrasive and dental lasers from Lares. This note is still outstanding as of December 31, 2000.

In 1999, the Company sold a license to ESC Medical Systems, Ltd. for $300,000 for the use of certain patents. The Company delivered the license to ESC Medical Systems, Ltd. in 1999 and recorded the income in 1999 as a license transfer fee since the Company has no additional requirements under this license.

7.   Income Taxes

At December 31, 2000, the Company had approximately $12 million of net operating loss carryforwards for federal income tax purposes, which expire in various amounts in the years 2006 through 2020.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                      December 31
                                                                2000             1999
                                                           -----------------------------
         Allowance for doubtful accounts                     $   78,000       $   77,000
         Inventory valuation reserves                           611,000          402,000
         Depreciation                                           322,000          261,000
         Compensation and employee benefits                      72,000           51,000
         Alternative minimum tax credit carryforward            195,000          245,000
         Warranty reserve                                        88,000           51,000
         Other                                                  266,000          155,000
         Net operating loss carryforwards                     4,064,000        3,746,000
                                                             ----------       ----------
         Deferred tax asset                                   5,696,000        4,988,000

         Deferred tax liabilities                               (47,000)        (244,000)
                                                             -----------      ----------

         Net deferred tax asset                              $5,649,000       $4,744,000

         Valuation allowance                                  5,649,000              ---
                                                             ----------       ----------

         Net deferred tax asset                              $      ---       $4,744,000
                                                             ==========       ==========

                 Notes to Consolidated Financial Statements
                                December 31, 2000

7.   Income Taxes (continued)

The Company's income tax provision included the following:


                                               2000              1999             1998
                                           ----------------------------------------------
              Current expense              $      ---        $   58,000     $    140,000
              Deferred expense (benefit)    4,744,000           558,000       (5,212,000)
                                           ----------        ----------     -------------
                                           $4,744,000        $  616,000     $ (5,072,000)
                                           ==========        ==========     =============

              Income taxes (benefit) at
                US statutory rate         ($4,644,000)       $  343,000     $  1,284,000
              State taxes                         ---            58,000           65,000
              Non-deductible amortization   3,248,000           251,000          367,000
              Deferred tax asset valuation
                 allowance adjustment       5,649,000               ---       (6,738,000)
              Other                           491,000           (36,000)         (50,000)
                                           ----------        ----------     -------------
                                           $4,744,000        $  616,000    $  (5,072,000)
                                           ==========        ==========    ==============


In 2000, uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance for the deferred tax asset of $5,649,000 at December 31, 2000.

The Company paid no income tax during 2000. Income taxes paid were approximately $41,000 and $134,000 in 1999 and 1998, respectively.

In 1998, the Company reversed its previously recorded deferred tax asset valuation allowance as the Company determined that it was more likely than not that they would realize the related deferred tax asset. The effect of the reversal was to increase net income by $5,072,000 for this income tax benefit.

The Company's investment in its foreign subsidiary is considered to be permanently invested and no provision for U.S. federal and state income taxes on these translation adjustments have been provided.

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

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras. With the adoption of its new business model in February of 2000, the Company utilizes two distinct sales methods for these products. Domestically, the Company sells its products direct to the consumer through its nationwide network of sales and service branch offices. Internationally, the Company continues to sell its products through regional dental distributors. The reportable segments are managed separately because selling techniques and market environments differ from direct selling versus selling through a distributor network. The remaining activities of the Company, which are reported as "Other", include industrial, parts and accessories and royalty income.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

8. Operations by Industry Segment, Geographic Area and Significant Customers (continued)


The accounting policies of the business segments are consistent with those described in Note 1. Operating results for Domestic, substantially all of which is attributable to the United States, include the effects of the business acquisitions, as described in Note 2. The Company's Chief Operating Decision Maker evaluates segmental performance and allocates resources based on operational earnings (gross profit less selling and marketing expenses).


                                                     2000              1999             1998
                                                 ------------------------------------------------
         Revenues:
           Domestic                              $   8,724,106       $14,045,796      $19,608,098
           International                             7,990,695         7,981,420        6,328,014
                                                  ------------      ------------     ------------
                                                  $ 16,714,801       $22,027,216      $25,936,112
                                                  ============       ===========      ===========
         Reconciliation of revenues:
           Total segment revenues                 $ 16,714,801       $22,027,216      $25,936,112
           Other                                     3,187,445         2,342,311        2,348,608
                                                  ------------     -------------     ------------
           Total revenues                         $ 19,902,246       $24,369,527      $28,284,720
                                                  ============       ===========      ===========

         Operational earnings (loss):
           Domestic                               ($ 1,815,833)       $1,094,190      $ 4,825,240
           International                             3,214,002         2,843,931        2,392,519
                                                   -----------       -----------      -----------
                                                   $ 1,398,169        $3,938,121      $ 7,217,759
                                                   ===========        ==========      ===========


         Reconciliation of operational earnings to income from operations:

           Total segment operational earnings      $ 1,398,169       $ 3,938,121      $ 7,217,759
           Other operational earnings                  171,521           782,868        1,356,004
           Research & development expenses            (966,382)         (931,189)        (947,202)
           Administrative expenses                 (14,024,076)       (3,902,872)      (3,784,571)
                                                  -------------     -------------     -----------
           Income (loss) from operations          ($13,420,768)     $   (113,072)     $ 3,841,990
                                                  =============     =============     ===========

         Long lived assets (excluding deferred taxes):

           Domestic                                $ 2,370,204       $ 2,436,122      $ 2,546,779
           International                                19,747            11,784           15,968
                                                   -----------       -----------      -----------
                                                   $ 2,389,951       $ 2,447,906      $ 2,562,747
                                                   ===========       ===========      ===========


Sales to Patterson Dental Company, a major domestic distributor of the Company's products, were approximately 3%, 16% and 30% of total revenues in 2000, 1999 and 1998, respectively. Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 21%, 19% and 12% of total revenues in 2000, 1999 and 1998, respectively.

9.     Litigation and Contingencies

In July of 2000, the Company filed a lawsuit in the District Court of Nueces County, Texas against Henry Schein, Inc. to recover approximately $293,000 of past due receivables plus interest and cost of collection. The lawsuit is in the discovery stage and the Company expects to prevail on substantially all of its claims.

All of the litigation involving Kreativ, Inc. was settled during 1999 as previously disclosed. The Company received a $580,000 settlement from Kreativ, Inc. in the false advertising suit and received $300,000 in exchange for a paid-up license in settlement of the two patent suits. The proceeds from the false advertising suit are included in other income in the Statement of Operations and the proceeds from the patent suits are included in the license transfer fees in the Statement of Operations.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

10.    Selected Quarterly Financial Data (unaudited)


                                                                  Three Months Ended

                                           March 31          June 30        September 30      December 31
                                             2000             2000              2000             2000
                                      --------------------------------------------------------------------
Revenues                                   $4,700,106        $5,489,878       $4,557,731        $5,154,532
Gross profit                                1,955,616         3,126,379        2,589,671         1,100,202
Net income (loss)                            (745,980)          138,117         (247,908)      (17,547,669)(1)
Net income (loss) per share
  assuming dilution                           $(0.10)           $0.02            $(0.03)          $(2.43)


                                                                  Three Months Ended

                                           March 31          June 30        September 30      December 31
                                             1999             1999              1999             1999
                                      --------------------------------------------------------------------
Revenues                                   $6,116,754        $6,268,805       $4,576,128        $6,807,840
Gross profit                                3,140,391         2,732,188        2,210,448         2,907,836
Net income (loss)                             128,676            36,870          (49,889)          275,949
Net income (loss) per share
  assuming dilution                            $0.02            $0.01            $(0.01)           $0.04

----------------------
(1) Includes impairment charges of $9.2 million related to intangibles associated with the air abrasion and camera product lines, a charge to increase the reserve for slow moving inventory by $.8 million, a write off of demonstration inventory of $1.2 million related to the change in the business model, and a deferred income tax valuation allowance of $5.6 million. Such adjustments were booked in the fourth quarter, as the effects of the implementation of the new business model could not be evaluated until management deemed the transition to the new business model was substantially completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information included in the Company's definitive Proxy Statement to be distributed in connection with its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), under the headings "Election of Directors" (but excluding the information in the Audit Committee Report) and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information included in the 2001 Proxy Statement under the heading "Executive Compensation" (but excluding the information in the Compensation Committee Report and under "Stock Performance Graph") is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT

       The information included in the 2001 Proxy Statement under the heading "Principal Stockholders of the Company and Security Ownership of Management" is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information included in the 2001 proxy Statement under the heading "Executive Compensation - Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1.   Financial  Statements:  The following financial  statements of
American Medical Technologies, Inc.are included in Item 8, "Financial Statements and Supplementary Data":

      Report of Independent Auditors
      Consolidated Statements of Operations for the Years Ended December 31,
        2000, 1999, and 1998
      Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 2000, 1999, and 1998
      Consolidated Statements of Cash Flows for the Years Ended December 31,
        2000, 1999, and 1998
      Notes to Consolidated Financial Statements

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

       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       AMERICAN DENTAL TECHNOLOGIES, INC.

                        COLUMN A                           COLUMN B         COLUMN C          COLUMN D        COLUMN E
  ----------------------------------------------------- ---------------- ---------------- ----------------- -------------
                                                                            ADDITIONS
                                                          BALANCE AT       CHARGED TO                         BALANCE
                                                           BEGINNING        COSTS AND        DEDUCTIONS        AT END
                      DESCRIPTION                          OF PERIOD        EXPENSES          DESCRIBE       OF PERIOD
  ----------------------------------------------------- ---------------- ---------------- ----------------- -------------


  Year Ended December 31, 1998

     Valuation allowance for accounts receivable                250,000           ---           75,000(1)        175,000
     Valuation allowance for inventories                        715,000           ---          160,000(2)        555,000
     Valuation allowance for deferred taxes                   6,738,000           ---        6,738,000(3)            ---

  Year Ended December 31, 1999

     Valuation allowance for accounts receivable                175,000        13,000(4)           ---           188,000
     Valuation allowance for inventories                        555,000       257,000(5)           ---           812,000
     Valuation allowance for deferred taxes                         ---           ---              ---               ---

  Year Ended December 31, 2000

     Valuation allowance for accounts receivable                188,000        42,000(6)           ---           230,000
     Valuation allowance for inventories                        812,000       873,000(7)           ---         1,685,000
     Valuation allowance for deferred taxes                         ---     5,649,000(8)           ---         5,649,000


(1)    Uncollectible accounts charged off net of recoveries.
(2)    Inventory valuation write-offs.
(3)    Reversal of valuation allowance.
(4)    Increase in accounts receivable valuation allowance.
(5)    Increase in inventory valuation allowance.
(6)    Increase in accounts receivable valuation allowance.
(7)    Increase in inventory valuation allowance.
(8)    Recording of valuation allowance.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 28th day of March, 2001.

                                            AMERICAN MEDICAL TECHNOLOGIES, INC.


                                              /s/ BEN J. GALLANT
                                              ---------------------------------
                                              Ben J. Gallant, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001.


/s/ BEN J. GALLANT
------------------------------------
Ben J. Gallant                                                President, CEO, Director and
                                                              Chairman of the Board
                                                              (Principal Executive Officer)

/s/ JUSTIN W. GRUBBS
------------------------------------
Justin W. Grubbs                                              Chief Financial Officer (Principal Financial
                                                              Officer and Principal Accounting Officer)

/s/ JOHN E. VICKERS III
------------------------------------
John E. Vickers III                                           Chief Operating Officer and Director


/s/ GARY A. CHATHAM
------------------------------------
Gary A. Chatham                                               Director


/s/ WAYNE A. JOHNSON II
------------------------------------
Wayne A. Johnson II                                           Director


/s/ WILLIAM D. MARONEY
------------------------------------
William D. Maroney                                            Director


/s/ CHARLES A. NICHOLS
------------------------------------
Charles A. Nichols                                            Director


/s/ WILLIAM S. PARKER
------------------------------------
William S. Parker                                             Director


/s/ BERTRAND R. WILLIAMS, SR.
------------------------------------
Bertrand R. Williams, Sr.                                     Director

                                  EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company's Commission file number is 0-19195.


Exhibit Number                      Description of Document
--------------                      -----------------------
         3.1 Amended and Restated Certificate of Incorporation effective as of July 13, 2000 (Form 10-Q for quarter ended September 30,
                  2000)

         3.4 Amended and Restated Bylaws, dated December 15, 1993 (Form 10-K for year ended December 31, 1998)

         4.1 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 540,000 shares (Form 10-Q for quarter ended September 30, 1998)

         4.2 Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares (Form 10-Q for the quarter ended September 30, 1998)

         4.3 Line of Credit of Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

         4.4 Revolving Business Credit Note (LIBOR - Based Interest Rate) between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

         4.5 Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)

         4.6 Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)

         4.7 Amendment to Line of Credit Agreement between Bank One and American Medical Technologies, Inc. dated March 23, 2001

         10.1* Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

         10.2*    Stock Option Plan for Employees (Registration No. 33-40140)

         10.3* Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

         10.4* Ben J. Gallant Employment Agreement (Form 10-K for year ended December 31, 1996)

         10.5 License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31,
                  1996)

         10.6** Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and the Company (Form 10-Q for quarter ended September 30, 1997)

         10.7 Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

         10.8 Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

         10.9** Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

         10.10 Patent licensing agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

         10.11 Promissory Note between the Company and Denics Co Ltd. dated December 15, 1999 (Form 10-K for year ended December 31, 1999)

         10.12* Amended employment agreement dated August 1, 1999 between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-Q for quarter ended September 30, 1999)

         10.13* Amended employment agreement dated March 15, 2001 between American Medical Technologies, Inc. and Ben J. Gallant

         21.1 Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

         23.1     Consent of Independent Auditors

         ------------

         *Identifies current management contracts or compensatory plans or arrangements.

         **Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.