Form 10-Q
period 2001-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2001-05-15
CIK 874388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      --------------------------------------------------------------------

                                    FORM 10-Q


   (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2001.

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

                          Yes [X]   No [ ]

      Number of shares outstanding of the registrant's common stock as of May 4, 2001:

                                6,957,332 Shares

PART I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                       American Medical Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months Ended March 31
                                                    2001            2000
                                                ----------------------------
Revenues:
  Equipment                                      $ 4,452,425    $ 4,640,598
  Royalties                                           43,345         59,508
                                                 -----------    -----------
                                                   4,495,770      4,700,106
Cost of products sold                              1,982,951      2,744,490
                                                 -----------    -----------
Gross profit                                       2,512,819      1,955,616

Selling, general and administrative                2,219,599      2,730,171
Research and development                             150,505        219,151
                                                 -----------    -----------
Income  (loss) from operations                       142,715       (993,706)

Other income (expense):
  Other income                                        21,308         26,591
  Interest expense                                   (47,190)       (88,865)
                                                 -----------    -----------
Net income (loss) before taxes                       116,833     (1,055,980)

Income tax expense (benefit)                          12,000       (310,000)
                                                 -----------    -----------

Net income (loss)                                $   104,833    $  (745,980)
                                                 ===========    ===========

Net income (loss) per share                      $      0.01    $     (0.10)
                                                 ===========    ===========

Net income (loss) per share assuming dilution    $      0.01    $     (0.10)
                                                 ===========    ===========

                             See accompanying notes.

                       American Medical Technologies, Inc.
                           Consolidated Balance Sheets

                                                    March 31     December 31
                                                      2001          2000
                                                  ---------------------------
                                                   (Unaudited)
    Assets
    Current assets:
      Cash                                         $ 1,600,955   $ 1,549,747
      Accounts receivable, less
         allowance of $230,000
         in 2001 and 2000                            2,473,139     3,371,341

      Inventories                                    6,816,154     6,897,157
      Prepaid expenses and other current assets        446,833       440,077
      Notes receivable                                 132,737       243,593
                                                   -----------   -----------
    Total current assets                            11,469,818    12,501,915


    Property and equipment, net                      2,313,914     2,389,951
    Intangible assets, net:
      Goodwill                                       2,224,307     2,295,966
      Other                                          1,107,149     1,103,165
                                                   -----------   -----------
                                                     3,331,456     3,399,131
                                                   -----------   -----------
    Total assets                                   $17,115,188   $18,290,997
                                                   ===========   ===========

                             See accompanying notes.

                       American Medical Technologies, Inc.
                           Consolidated Balance Sheets

                                                        March 31      December 31
                                                          2001           2000
                                                      ---------------------------
                                                      (Unaudited)
    Liabilities and stockholders' equity
    Current liabilities:
      Accounts payable                                $  1,103,487    $  1,627,496
      Compensation and employee benefits                   282,157         286,211
      Other accrued liabilities                            653,197         702,459
                                                      ------------    ------------
    Total current liabilities                            2,038,841       2,616,166

    Other non-current liabilities                          147,001         172,964
    Notes payable                                        2,000,000       2,500,000

    Stockholders' equity:
      Preferred stock, $.01 par value, authorized
       10,000,000 shares; none outstanding
      Common stock, $.04 par value, authorized
       12,500,000 shares; outstanding: 7,010,097
       shares in 2001; and 7,081,097 shares in 2000        280,407         283,247
      Warrants and options                                 801,000         801,000
      Additional paid-in capital                        41,829,985      41,934,608
      Accumulated deficit                              (29,420,261)    (29,525,094)
      Foreign currency translation                        (561,785)       (491,894)
                                                      ------------    ------------
    Total stockholders' equity                          12,929,346      13,001,867
                                                      ------------    ------------
    Total liabilities and stockholders' equity        $ 17,115,188    $ 18,290,997
                                                      ============    ============

                             See accompanying notes.

                       American Medical technologies, inc.
                 Condensed consolidated statements of cash flows
                                   (unaudited)

                                                               Three Months Ended
                                                                     March 31
                                                                2001         2000
                                                           -------------------------
Operating Activities:
Net income (loss)                                         $   104,833    $  (745,980)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Depreciation                                               108,081        104,742
   Amortization                                               121,256        341,506
   Loss on disposal of assets                                   2,131           --
   Deferred income taxes                                         --         (310,000)
Changes in operating assets and liabilities:
     Accounts receivable                                      891,888      1,295,421
     Inventories                                               59,447       (178,344)
     Prepaid expenses and other current assets                 (9,642)        25,710
     Accounts payable                                        (526,043)    (1,004,606)
     Compensation and employee benefits                        (4,177)       (45,485)
     Other accrued liabilities                                (69,601)       (37,157)
     Other non-current liabilities                            (25,963)       (55,162)
                                                          -----------    -----------
Net cash provided by (used in) operating activities           652,210       (609,355)

Investing activities:
  Purchases of property and equipment                         (33,678)      (167,964)
  Collections on notes receivable                             110,856         56,250
  Increase in intangible assets                               (53,582)       (34,227)
                                                          -----------    -----------
Net cash provided by (used in) investing activities            23,596       (145,941)

Financing activities:
  Payments on notes payable                                  (500,000)      (995,000)
  Repurchase of common stock                                 (107,463)       (89,456)
                                                          -----------    -----------
Net cash used in financing activities                        (607,463)    (1,084,456)
                                                          -----------    -----------

Increase (decrease) in cash                                    68,343     (1,839,752)
Effect of exchange rates on cash                              (17,135)        (9,116)
                                                          -----------    -----------
Increase (decrease) in cash                                    51,208     (1,848,868)

Cash at beginning of period                                 1,549,747      3,230,647
                                                          -----------    -----------

Cash at end of period                                     $ 1,600,955    $ 1,381,779
                                                          ===========    ===========

                             See accompanying notes.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2001  (Unaudited)


1. Basis of Presentation and Other Accounting Information


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the "Company" or "American Medical") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for other quarters of 2001 or for the year ended December 31, 2001. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


INVENTORIES - Inventories consist of the following:

                                          MARCH 31, 2001   DECEMBER 31, 2000
                                         ---------------  ------------------
    Finished goods                          $1,496,348       $1,277,189
    Raw materials, parts and supplies        5,319,806        5,619,968
                                            ----------       ----------

                                            $6,816,154       $6,897,157
                                            ==========       ==========

PROPERTY AND EQUIPMENT - Accumulated depreciation aggregated $1,596,271 at March 31, 2001 and $1,489,839 at December 31, 2000.


INTANGIBLE ASSETS - Accumulated amortization aggregated $3,218,931 at March 31, 2001 and $3,097,675 at December 31, 2000.


NEW ACCOUNTING STANDARDS AND DISCLOSURES

On January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". As the Company does not use derivatives, the adoption of the new Statement had no effect on earnings or the consolidated financial position of the Company.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2001  (Unaudited)


1. Basis of Presentation and Other Accounting Information (continued)

NET INCOME PER SHARE - The following table sets forth the computation for basic and diluted earnings per share:

                                                    Three Months Ended March 31
                                                          2001         2000
                                                    ---------------------------
    Net income (loss)                                $   104,833   $  (745,980)

    Numerator for basic and diluted earnings
     per share - income (loss) available to common
     stockholders after assumed conversion               104,833      (745,980)

     Denominator for basic earnings per share
     - weighted average shares                         7,037,696     7,240,431

    Effect of dilutive securities:
     Employee stock options                               15,784          --
                                                     -----------   -----------

    Dilutive potential common shares
     Denominator for diluted earnings per
     share - adjusted weighted average
     shares after assumed conversions                  7,053,480     7,240,431
                                                     ===========   ===========

    Basic earnings  (loss) per share                 $      0.01   $     (0.10)
                                                     ===========   ===========

    Diluted earnings (loss) per share                $      0.01   $     (0.10)
                                                     ===========   ===========

RECLASSIFICATIONS - Certain amounts in prior year financial statements have been reclassified to conform with the presentation used in 2001.

2. Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was $34,942 and $(636,586) for the three months ended March 31, 2001 and 2000, respectively.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2001 (unaudited)


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

                                              Three Months Ended March 31
                                                 2001              2000
                                            -------------------------------
    Revenues:
      Domestic                               $ 2,221,202       $ 1,993,862
      International                            1,434,319         1,818,829
                                             -----------       -----------
                                             $ 3,655,521       $ 3,812,691
                                             ===========       ===========
    Reconciliation of revenues:
      Total segment revenues                 $ 3,655,521       $ 3,812,691
      Other                                      840,249           887,415
                                             -----------       -----------
      Total revenues                         $ 4,495,770       $ 4,700,106
                                             ===========       ===========

    Operational earnings (loss):
      Domestic                               $   174,476       $  (487,960)
      International                              571,536           553,815
                                             -----------       -----------
                                             $   746,012       $    65,855
                                             ===========       ===========
    Reconciliation of operational earnings
      to income (loss) from operations:
      Total segment operational earnings     $   746,012       $    65,855
      Other operational earnings                 389,484           312,074
      Research & development expenses           (150,505)         (219,151)
      Administrative expenses                   (842,276)       (1,152,484)
                                             -----------       -----------
      Income  (loss) from operations         $   142,715       $  (993,706)
                                             ===========       ===========


                                           MARCH 31, 2001    DECEMBER 31, 2000
                                           --------------    -----------------

     Long-lived assets:
      Domestic                               $ 2,287,951       $ 2,370,204
      International                               25,963            19,747
                                             -----------       -----------
                                             $ 2,313,914       $ 2,389,951
                                             ===========       ===========

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

      The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the possible failure to maintain the Company's ability to borrow under its line of credit, the Company's potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company's potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report and the Company's other reports filed with the Securities and Exchange Commission.

      Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

NEW BUSINESS MODEL

      On February 14, 2000, American Medical launched its new business model, under which the Company would sell its dental products in the United States directly to dentists through its own sales force rather than through distributors. The new business model for the United States does not merely encompass direct selling by the Company's own sales force. American Medical intends to become a distributor of dental equipment by establishing the infrastructure to support direct selling. American Medical will not only sell dental products it manufactures, but also intends to actively pursue OEM or strategic relationships with other manufacturers. Within five years, the Company hopes to be able to offer a line of products representing 80% to 90% of the equipment used by dentists.

      The new business model calls for the establishment of strategically placed dental sales and service centers located throughout the United States. Each center is staffed with an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters, a technician for installation and technical service support, and sales personnel. As of May 4, 2001, the Company had opened seventeen sales and service centers. Outside the United States, including Canada, American Medical will continue selling its dental products through its distributor network.

RESULTS OF OPERATIONS

      The Company had revenues of $4,495,770 for the three-month period ended March 31, 2001 compared to $4,700,106 for the same period in 2000, a decrease of 4%. The decrease in revenues is primarily due to a decline in international sales, largely to one customer. The Company's previous agreement with its major Italian distributor expired in December of 2000 and the new agreement calls for shipments to commence in April of 2001. Under the new business model, domestic sales increased 11% in 2001.

      Gross profit as a percentage of revenues was 56% for the three month period ended March 31, 2001, compared to 42% for the same period in 2000. The increase in gross margins is directly attributable to the change to direct selling in the United States under the new business model.

      Selling, general and administrative expenses were $2,219,599 for the three-month period ended March 31, 2001 compared to $2,730,171 for the same period in 2000, a decrease of 19%. The decrease in selling, general and administrative expenses is primarily due to reductions in marketing, promotion and amortization expenses. The decrease in marketing and promotional expenses relates to the change to the new business model. The Company is no longer required to support the distributor sales personnel and advertise in the distributor's publications. The decrease in amortization expense is due to the recording of the impairment of intangibles in 2000.

      Research and development expenses were $150,505 for the three-month period ended March 31, 2001 compared to $219,151 for the same period in 2000, a decrease of 31%. This decrease is largely due to timing, as in the current quarter the Company launched the FUTURA 5.0 complete high-tech dental unit, in effect ending the research and development process on that product.

      For the three-month period ended March 31, 2001, income before taxes was $116,833 compared to loss before taxes of $1,055,980 for the same period in 2000. The income before taxes was primarily attributable to an increase in gross margins and the decreases in selling, general and administrative expenses.

      Interest expense for the three-month period ended March 31, 2001 was $47,190, compared to $88,865 for the same period in 2000. The decrease is the result of the Company's efforts to reduce outstanding debt. As of March 31, 2001, the Company has $2,000,000 outstanding on its revolving line of credit, compared to $4,155,000 outstanding as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities provided $652,210 in cash resources during the three-month period ended March 31, 2001. The cash provided by operations in 2001 was primarily due to the decrease in accounts receivable of $891,888 and the net income of $104,833, partially offset by the decreases in accounts payable and other accruals.

      The Company's investing activities provided $23,596 in cash resources during the three-month period ended March 31, 2001. The cash provided by investing activities in 2001 related primarily to collections of $110,856 on notes receivable, partially offset by capital expenditures.

      The Company's financing activities used $607,463 in cash resources during the three-month period ended March 31, 2001. The cash used in financing activities was primarily used to reduce borrowings on the Company's revolving line of credit by $500,000 and to repurchase the Company's common stock.

      The Company has a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 5.0% at March 31, 2001) plus 1.5%, which expires in September 2002. The Company's borrowing is secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks. As of March 31, 2001, the Company had $2,000,000 outstanding and approximately $5,000,000 available under this line of credit.

      The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company's anticipated short term and long term liquidity needs for the foreseeable future.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


                            PART II OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K:

(a) EXHIBIT   DESCRIPTION

    4.1 Amendment, dated March 23, 2001, to Revolving Business Credit Note (LIBOR-Based Interest Rate) and Line of Credit Agreement, both dated September 21, 2000, between Bank One and American Medical Technologies, Inc. (filed as Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

    10.1 Amended employment agreement dated March 15, 2001 between American Medical Technologies, Inc. and Ben J. Gallant (filed as Exhibit
            10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)


(b)   There were no Form 8-Ks filed during the quarter ended March 31, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN MEDICAL TECHNOLOGIES, INC.


Dated:  May 14, 2001                     By: /s/ BEN J. GALLANT
                                            ----------------------
                                            Ben J. Gallant
                                            Chief Executive Officer
                                            (on behalf of the registrant)



Dated:  May 14, 2001                     By: /s/ JUSTIN W. GRUBBS
                                            ----------------------
                                            Justin W. Grubbs
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)