Form 10-Q
period 2001-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2001-08-14
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the quarterly period ended June 30, 2001.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____ to ____

Commission File No:  0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-2905258
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5555 Bear Lane, Corpus Christi, TX	78405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(361) 289-1145

             Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒             No   ☐

Number of shares outstanding of the registrant’s common stock as of July 31, 2001:
6,870,348 Shares

PART I             FINANCIAL INFORMATION

ITEM 1.            Financial Statements

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000

Revenues:
Equipment	$3,633,230	$5,420,273	$8,085,656	$10,060,871
Royalties	64,238	69,605	107,583	129,113

	3,697,468	5,489,878	8,193,239	10,189,984
Cost of products sold	1,979,143	2,363,499	3,962,095	5,107,989

Gross profit	1,718,325	3,126,379	4,231,144	5,081,995

Selling, general and administrative	2,336,155	2,615,359	4,555,754	5,345,531
Research and development	151,228	236,962	301,733	456,113

Income (loss) from operations	(769,058)	274,058	(626,343)	(719,649)

Other income (expense):
Other income	6,384	33,467	27,691	60,058
Interest expense	(32,025)	(86,408)	(79,214)	(175,273)

Net income (loss) before taxes	(794,699)	221,117	(677,866)	(834,864)

Income taxes (benefit)	12,000	83,000	24,000	(227,000)

Net income (loss)	$(806,699)	$138,117	$(701,866)	$(607,864)

Net income (loss) per share	$(0.12)	$0.02	$(0.10)	$(0.08)

Net income (loss) per share
assuming dilution	$(0.12)	$0.02	$(0.10)	$(0.08)

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets
	June 30	December 31
	2001	2000

	(Unaudited)

ASSETS
Current assets:
Cash	$594,244	$1,549,747
Accounts receivable, less allowance of
$215,000 in 2001 and $230,000 in 2000	2,228,729	3,371,341
Inventories	6,684,615	6,897,157
Prepaid expenses and other current assets	459,330	440,077
Notes receivable	70,000	243,593

Total current assets	10,036,918	12,501,915

Property and equipment, net	2,218,769	2,389,951

Intangible assets, net:
Goodwill	2,152,650	2,295,966
Other	1,057,550	1,103,165

	3,210,200	3,399,131

Total assets	$15,465,887	$18,290,997

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets
	June 30	December 31
	2001	2000

	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$808,266	$1,627,496
Compensation and employee benefits	277,021	286,211
Other accrued liabilities	855,699	702,459

Total current liabilities	1,940,986	2,616,166

Other non-current liabilities	124,577	172,964
Notes payable	1,500,000	2,500,000

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 6,904,672 shares in 2001; and 7,081,097 shares in 2000	276,187	283,247
Warrants and options	801,000	801,000
Additional paid-in capital	41,675,925	41,934,608
Accumulated deficit	(30,226,960)	(29,525,094)
Foreign currency translation	(625,828)	(491,894)

Total stockholders’ equity	11,900,324	13,001,867

Total liabilities and stockholders’ equity	$15,465,887	$18,290,997

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2001	2000

OPERATING ACTIVITIES:
Net loss	$(701,866)	$(607,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	226,339	201,099
Amortization	242,512	690,277
Loss on sale of assets	880	119
Deferred income taxes	---	(227,000)
Provision for bad debts	30,000	---
Changes in operating assets and liabilities:
Accounts receivable	1,119,390	810,960
Inventories	126,865	22,077
Prepaid expenses and other current assets	(25,571)	(135,639)
Accounts payable	(771,982)	(1,341,589)
Compensation and employee benefits	(9,652)	(19,592)
Other accrued liabilities	141,545	133,186
Other non-current liabilities	(48,387)	(110,460)

Net cash provided by (used in) operating activities	330,073	(584,426)

INVESTING ACTIVITIES:
Purchases of property and equipment	(68,048)	(271,246)
Collections on notes receivable	143,593	225,000
Proceeds from sale of assets	1,200	1,000
Increase in intangible assets	(53,582)	(72,500)

Net cash provided by (used in) investing activities	23,163	(117,746)

FINANCING ACTIVITIES:
Payments on notes payable	(1,000,000)	(995,000)
Repurchase of common stock	(265,743)	(114,606)

Net cash used in financing activities	(1,265,743)	(1,109,606)

Decrease in cash	(912,507)	(1,811,778)
Effect of exchange rates on cash	(42,996)	(14,355)

Decrease in cash	(955,503)	(1,826,133)

Cash at beginning of period	1,549,747	3,230,647

Cash at end of period	$594,244	$1,404,514

See accompanying notes.

American Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2001 (Unaudited)

1.          Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the “Company” or “American Medical”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for other quarters of 2001 or for the year ended December 31, 2001.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Inventories - Inventories consist of the following:

	June 30, 2001	December 31, 2000

Finished goods	$1,959,083	$1,277,189
Raw materials, parts and supplies	4,725,532	5,619,968

	$6,684,615	$6,897,157

Property and equipment -  Accumulated depreciation aggregated $1,710,837 at June 30, 2001 and $1,489,839 at December 31, 2000.

Intangible Assets -  Accumulated amortization aggregated $3,340,187 at June 30, 2001 and $3,097,675 at December 31, 2000.

New Accounting Standards and Disclosures

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statements 137 and 138.  As the Company does not use derivatives, the adoption of the new Statement had no effect on earnings or the consolidated financial position of the Company.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (FASB 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (FASB 142). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

1.          Basis of Presentation and Other Accounting Information (continued)

The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements.  The Company has not yet quantified the impact of these pronouncements; however, existing goodwill amortization expense was approximately $72,000 in the second quarter and $143,000 for the first six months of 2001.  During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on earnings and financial position.  Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

Net Income (Loss) Per Share - The following table sets forth the computation for basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000

Numerator:
Net Income (Loss)	$(806,699)	$138,117	$(701,866)	$(607,864)

Numerator for basic and diluted earnings (loss) per share – income available to common stockholders after assumed conversions	(806,699)	138,117	(701,866)	(607,864)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	6,933,595	7,309,618	6,985,358	7,315,218

Effect of dilutive securities:
Employee stock options	---	---	---	---

Dilutive potential common shares
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	6,933,595	7,309,618	6,985,358	7,315,218

Basic earnings (loss) per share	$(0.12)	$0.02	$(0.10)	$(0.08)
Diluted earnings (loss) per share	$(0.12)	$0.02	$(0.10)	$(0.08)

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Reclassifications - Certain amounts in prior period financial statements have been reclassified to conform with the presentation used in 2001.

2.          Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was ($867,961) and $116,227 for the three months ended June 30, 2001 and 2000, respectively, and ($830,304) and ($739,149) for the six months ended June 30, 2001 and 2000, respectively.

3.          Segment Reporting

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras.  With the adoption of its new business model in February of 2000, the Company utilizes two distinct sales methods for these products.  Domestically, the Company sells its products direct to the consumer through its nationwide network of sales and service branch offices. Internationally, the Company continues to sell its products through regional dental distributors.  The reportable segments are managed separately because selling techniques and market environments differ from direct selling versus selling through a distributor network.  The remaining activities of the Company, which are reported as “Other”, include parts and accessories, industrial and royalty income.

The accounting policies of the business segments are consistent with those described in Note 1. The Company’s Chief Operating Decision Maker evaluates segmental performance and allocates resources based on operational earnings (gross profit less selling and marketing expenses).

	Six Months Ended June 30
	2001	2000

Revenues:
Domestic	$4,430,724	$4,583,823
International	2,129,208	3,851,209

	$6,559,932	$8,435,032

Reconciliation of revenues:
Total segment revenues	$6,559,932	$8,435,032
Other	1,633,307	1,754,952

Total revenues	$8,193,239	$10,189,984

Operational earnings (loss):
Domestic	$50,930	$(318,814)
International	713,578	1,409,151

	$764,508	$1,090,337

Reconciliation of operational earnings
to income (loss) from operations:
Total segment operational earnings	764,508	1,090,337
Other operational earnings	597,904	874,142
Research & development expenses	(301,733)	(456,113)
Administrative expenses	(1,687,022)	(2,228,015)

Loss from operations	$(626,343)	$(719,649)

	June 30, 2001	December 31, 2000

Long lived assets, net:
Domestic	$2,193,871	$2,370,204
International	24,898	19,747

	$2,218,769	$2,389,951

ITEM 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

             The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission.  The Company may also make forward-looking statements in its press releases or other public shareholder communications.  The Company’s forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations.  When the Company uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

             The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the possible failure to maintain the Company’s ability to borrow under its line of credit, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report and the Company’s other reports filed with the Securities and Exchange Commission.

             Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

New Business Model

             On February 14, 2000, American Medical launched its new business model, under which the Company would sell its dental products in the United States directly to dentists through its own sales force rather than through distributors.  The new business model for the United States does not merely encompass direct selling by the Company’s own sales force.  American Medical intends to become a distributor of dental equipment by establishing the infrastructure to support direct selling.  American Medical will not only sell dental products it manufactures, but also intends to actively pursue OEM or strategic relationships with other manufacturers.   Within five years, the Company hopes to be able to offer a line of products representing 80% to 90% of the equipment used by dentists.

             The new business model calls for the establishment of strategically placed dental sales and service centers located throughout the United States.  Each center is staffed with an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters, a technician for installation and technical service support, and sales personnel.  As of July 31, 2001, the Company has seventeen sales and service centers throughout the United States.  Outside the United States, including Canada, American Medical will continue selling its dental products through its distributor network.

New Products

             On May 22, 2001 American Medical announced that it has signed a cooperative agreement with dental equipment manufacturer CEFLA S.c.r.l. Under the agreement, American Medical was granted the exclusive United States distribution rights to the operatory equipment which CEFLA manufacturers in Italy under the Anthos trade name. An additional important element is that the parties will cooperate to integrate the five high-tech dental equipment lines of American Medical into the Anthos chairs and units. The Company has placed an initial order for approximately $1,000,000 of chairs and units, which management expects to be available for the Company to resell not later than the fourth quarter of 2001.

             American Medical has also been developing an erbium yag laser for cavity preparations and other dental procedures.  The Company is the owner of the basic patents for the use of erbium yag lasers in dentistry, and has previously granted non-exclusive licenses under its patents to Continuum Electro-Optics, Inc. and ESC Medical Systems, Ltd. to test the market for these products.  Management believes this technology has now come of age.  Subject to clearance for marketing by the FDA, the Company expects to begin production and shipment of its new erbium yag laser in the fourth quarter of 2001.

Results of Operations

             The Company had revenues of $3,697,468 for the three-month period ended June 30, 2001 compared to $5,489,878 for the same period in 2000, a decrease of 33%. The Company had revenues of $8,193,239 for the six-month period ended June 30, 2001 compared to $10,189,984 for the same period in 2000, a decrease of 20%.  The decrease in revenues is primarily attributable to the decline in international sales due to the downturn in economic conditions in Japan and Asia, the weakness of the Euro and Deutchmark compared to the dollar, and the expiration of the sales agreement with the Company’s Japanese distributor on March 31, 2001.  In 2000, sales to this distributor represented 25% of the Company’s sales.  The Company is currently evaluating several options for a re-entry to the Japanese market, but does not expect significant recovery of international sales in the third quarter.  Due to the current international economic environment and increased domestic competition in the product lines the Company currently offers, Management expects revenues to continue to decline in the third quarter of 2001, as compared to 2000.  Management believes the release of the aforementioned new products will lead to increased revenues for the fourth quarter of 2001 as compared to the second and third quarter of 2001.

             Gross profit as a percentage of revenues was 46% and 52% for the three and six-month periods ended June 30, 2001, compared to 57% and 50% for the same periods in 2000.  The decrease in the margins for the three-month period ending June 30, 2001 is primarily due to the decline in higher margin international sales, increased price discounting and sales promotions.  The increase in margin for the six-month period reflects the shift to direct sales, partially offset by the aforementioned factors for the second quarter of 2001.

             Selling, general and administrative expenses were $2,336,155 and $4,555,754, for the three and six-month periods ended June 30, 2001 compared to $2,615,359 and $5,345,531, for the same periods in 2000, constituting decreases of 11% and 15%, respectively.  The decreases in selling, general and administrative expenses were primarily due to reduced direct selling costs and management’s continued efforts to reduce operating expenses.

             Research and development expenses were $151,228 and $301,733 for the three and six-month periods ended June 30, 2001 compared to $236,962 and $456,113 for the same periods in 2000, decreases of 36% and 34%, respectively.  This decrease was largely due to timing, as in the first quarter of 2001 the Company launched the Futura 5.0 complete high-tech dental unit, in effect ending the research and development process on that product.

             For the three-month period ended June 30, 2001, loss before taxes was ($794,699) compared to income before taxes of $221,117 for the same period in 2000.  The loss of profitability for the three-month period was primarily due to the aforementioned decline in international sales.  For the six-month period ended June 30, 2001, loss before taxes decreased 19% to ($677,866) compared to a loss before taxes of ($834,864) for the same period in 2000.  The improvement for the six-month period was primarily attributable to reduced operating costs and increased margins, offset by the decline in sales volume.

Liquidity and Capital Resources

             The Company’s operating activities provided $330,073 in cash resources during the six-month period ended June 30, 2001.  The cash provided by operations was primarily due to collections on accounts receivable of $1,119,390, reduced by payments on accounts payable of $771,982.

             The Company’s investing activities provided $23,163 in cash resources during the six-month period ended June 30, 2001.  The cash provided by investing activities related primarily to collections on notes receivable.

             The Company’s financing activities used $1,265,743 in cash resources during the six-month period ended June 30, 2001, representing amounts used to reduce borrowings on the Company’s revolving line of credit by $1 million and to repurchase the Company’s common stock.

             During the first six months of 2001, the Company repurchased 176,425 shares, representing approximately $265,743 of the $1 million repurchase authorized by the Board.  The repurchased shares constitute approximately 2.5% of the total number of shares currently outstanding.

             At June 30, the Company had a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate (Eurodollar rates, which were approximately 3.75% at June 30, 2001) plus 1.5%, which expires in September 2002. The Company’s borrowing is secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.  The Company’s borrowing capacity is also reduced by the amount available on standby letters of credit issued to vendors. The agreement contains several qualitative and financial covenants.

             As of June 30, 2001, the Company was not in compliance with some of the financial covenants in the agreement and the bank issued a letter waiving the related event of default as of June 30, 2001 through August 28, 2001 and reducing the borrowing limit to the amount outstanding on August 14, 2001. Subsequent to June 30, 2001, the Company has received a commitment from ValueBank Texas, subject to participation by The Independent BankersBank, to fund a new credit facility. The new facility is expected to consist of a $2.5 million revolving line of credit, subject to increase following an appraisal of the Company’s real property. The line, which would mature on September 30, 2002 is expected to bear interest at the prime rate and be secured by essentially the same assets as the existing facility. The Company expects the new credit facility to be in place prior to the expiration of the waiver of default. Should the new credit facility not be in place by August 28, 2001 the outstanding debt will be classified as current and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.

             The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company’s anticipated short term and long term liquidity needs for the foreseeable future.

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II            OTHER INFORMATION

ITEM 3.            Defaults Upon Senior Securities

             The Company’s bank line of credit agreement contains several qualitative and financial covenants. As of June 30, 2001, the Company was not in compliance with some of the financial covenants. On August 14, 2001, the bank issued a letter waiving the related event of default as of June 30, 2001 through August 28, 2001 and reducing the borrowing limit. The Company has received a commitment from another bank, as described under "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity", for a new credit facility.

ITEM 4.            Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on May 2, 2001, at which the stockholders voted on the election of three directors.  Each of the nominees for director was an incumbent and all nominees were elected.  The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld

Wayne A. Johnson II	5,242,408	23,084
John E. Vickers II	5,222,408	43,084
William S. Parker	5,222,408	43,084

ITEM 6.            Exhibits and Reports on Form 8-K:

(a) Exhibit         Description

4.1	Amendment, dated June 25, 2001, to Revolving Business Credit Note (LIBOR-Based Interest Rate) and Line of Credit Agreement, both dated September 21, 2000, between Bank One and American Medical Technologies, Inc.

(b)        There were no Form 8-Ks filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Ben J. Gallant

Dated: August 14, 2001		Ben J. Gallant
Chief Executive Officer
(on behalf of the registrant)

	By:	/s/ Justin W. Grubbs

Dated: August 14, 2001		Justin W. Grubbs
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)