Form 10-Q
period 2001-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2001-11-14
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934for the transition period from _____ to _____

Commission File No:  0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-2905258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Bear Lane, Corpus Christi, TX	78405
(Address of principal executive offices)	(Zip Code)

(361) 289-1145

Registrant’s telephone number, including area code:

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

Yes  ☒                   No  ☐

                Number of shares outstanding of the registrant’s common stock as of October 31, 2001:

6,862,348 Shares

PART I                   FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Revenues:
Equipment	$2,605,788	$4,527,422	$10,691,444	$14,588,293
Royalties	39,680	30,309	147,263	159,422
	2,645,468	4,557,731	10,838,707	14,747,715
Cost of products sold	1,537,730	1,968,060	5,499,825	7,076,049
Gross profit	1,107,738	2,589,671	5,338,882	7,671,666

Selling, general and administrative	2,094,438	2,324,467	6,650,192	7,669,997
Research and development	253,567	253,286	555,299	709,401
Income (loss) from operations	(1,240,267)	11,918	(1,866,609)	(707,732)

Other income (expense):
Other income	68,809	18,535	96,500	78,593
Interest expense	(33,784)	(91,361)	(112,998)	(266,633)
Net loss before taxes	(1,205,242)	(60,908)	(1,883,107)	(895,772)

Income taxes (benefit)	4,000	187,000	28,000	(40,000)

Net loss	$(1,209,242)	$(247,908)	$(1,911,107)	$(855,772)

Net loss per share	$(0.18)	$(0.03)	$(0.28)	$(0.12)

Net loss per share assuming dilution	$(0.18)	$(0.03)	$(0.28)	$(0.12)

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30	December 31
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash	$443,602	$1,549,747
Accounts receivable, less allowance of $150,000 in 2001 and $230,000 in 2000	1,401,427	3,371,341

Inventories	7,836,019	6,897,157
Prepaid expenses and other current assets	527,971	440,077
Notes receivable	18,808	243,593
Total current assets	10,227,827	12,501,915

Property and equipment, net	2,176,382	2,389,951
Intangible assets, net:
Goodwill	2,080,991	2,295,966
Other	1,007,953	1,103,165
	3,088,944	3,399,131

Total assets	$15,493,153	$18,290,997

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30	December 31
	2001	2000
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,894,256	$1,627,496
Compensation and employee benefits	262,565	286,211
Other accrued liabilities	741,230	702,459
Current notes payable	1,750,000	—
Total current liabilities	4,648,051	2,616,166

Other non-current liabilities	101,597	172,964
Notes payable	—	2,500,000

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 6,862,348 shares in 2001; and 7,081,097 shares in 2000	274,494	283,247
Warrants and options	801,000	801,000
Additional paid-in capital	41,615,342	41,934,608
Accumulated deficit	(31,436,202)	(29,525,094)
Foreign currency translation	(511,129)	(491,894)
Total stockholders’ equity	10,743,505	13,001,867
Total liabilities and stockholders’ equity	$15,493,153	$18,290,997

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(1,911,107)	$(855,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	328,703	325,653
Amortization	363,768	1,053,589
Loss on sale of assets	1,541	119
Deferred income taxes	—	(70,000)
Changes in operating assets and liabilities:
Accounts receivable	1,965,782	1,280,549
Inventories	(952,667)	(52,028)
Prepaid expenses and other current assets	(88,753)	42,049
Accounts payable	247,257	(1,153,000)
Compensation and employee benefits	(23,721)	8,285
Other accrued liabilities	37,896	142,336
Other non-current liabilities	(71,367)	(16,871)
Net cash provided by (used in) operating activities	(102,668)	704,909

INVESTING ACTIVITIES:
Purchases of property and equipment	(92,091)	(314,275)
Collections on notes receivable	224,785	386,582
Proceeds from sale of assets	1,300	1,000
Increase in intangible assets	(53,582)	(111,670)
Net cash provided by (used in) investing activities	80,412	(38,363)

FINANCING ACTIVITIES:
Net payments on notes payable	(750,000)	(2,000,000)
Repurchase of common stock	(328,019)	(120,388)
Net cash used in financing activities	(1,078,019)	(2,120,388)

Decrease in cash	(1,100,275)	(1,453,842)
Effect of exchange rates on cash	(5,870)	(34,942)
Decrease in cash	(1,106,145)	(1,488,784)

Cash at beginning of period	1,549,747	3,230,647
Cash at end of period	$443,602	$1,741,863

See accompanying notes.

American Medical Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2001  (Unaudited)

1.             Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the “Company”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for other quarters of 2001 or for the year ended December 31, 2001.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Inventories - Inventories consist of the following:

	September 30, 2001	December 31, 2000
Finished goods	$3,111,620	$1,277,189
Raw materials, parts and supplies	4,724,399	5,619,968
	$7,836,019	$6,897,157

Property and Equipment -  Accumulated depreciation aggregated $1,813,022 at September 30, 2001 and $1,489,839 at December 31, 2000.

Intangible Assets -  Accumulated amortization aggregated $3,461,443 at September 30, 2001 and $3,097,675 at December 31, 2000.

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

Revenue Recognition – The Company recognizes revenues and related estimated warranty expense when title is transferred to the customer, generally upon shipment.  Historically, the Company’s highest sales occur in the first and fourth quarters.

Net Loss Per Share - The following table sets forth the computation for basic and diluted loss per share:

Three Months Ended

Nine Months Ended

	September 30		September 30
	2001	2000	2001	2000
Numerator:

Net Loss	$(1,209,242)	$(247,908)	$(1,911,107)	$(855,772)

Numerator for basic and diluted loss per share – income available to common stockholders after assumed conversions	(1,209,242)	(247,908)	(1,911,107)	(855,772)

Denominator:
Denominator for basic loss per share – weighted average shares	6,862,348	7,300,417	6,943,904	7,309,113

Effect of dilutive securities:
Employee stock options	---	---	---	---

Dilutive potential common shares Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	6,862,348	7,300,417	6,943,904	7,309,113

Basic loss per share	$(0.18)	$(0.03)	$(0.28)	$(0.12)
Diluted loss per share	$(0.18)	$(0.03)	$(0.28)	$(0.12)

2.             Comprehensive Income (Loss)

Total comprehensive loss, net of the related estimated tax, was $1,094,543 and $440,038 for the three months ended September 30, 2001 and 2000, respectively, and $1,930,342 and $1,179,187 for the nine months ended September 30, 2001 and 2000, respectively.

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

	Nine Months Ended September 30
	2001	2000
Revenues:
North America	$5,806,254	$6,541,368
International	2,576,470	5,630,844
	$8,382,724	$12,172,212
Reconciliation of revenues:
Total segment revenues	$8,382,724	$12,172,212
Other	2,455,983	2,575,503
Total revenues	$10,838,707	$14,747,715

Operational earnings (loss):
North America	$(396,756)	$(367,470)
International	692,241	2,004,746
	$295,485	$1,637,276

Reconciliation of operational earnings to income (loss) from operations:
Total segment operational earnings	$295,485	$1,637,276
Other operational earnings	808,864	1,631,637
Research & development expenses	(555,299)	(709,400)
Administrative expenses	(2,415,659)	(3,267,245)
Loss from operations	$(1,866,609)	$(707,732)

	September 30, 2001	December 31, 2000
Long-lived assets:
North America	$2,151,881	$2,370,204
International	24,501	19,747
	$2,176,382	$2,389,951

4.             New Accounting Standards and Disclosures

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statements 137 and 138.  As the Company does not use derivatives, the adoption of the new Statement had no effect on earnings or the consolidated financial position of the Company.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“FASB 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB 142”). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements.  The Company has not yet quantified the impact of these pronouncements; however, existing goodwill amortization expense was approximately $72,000 in the third quarter and $215,000 for the first nine months of 2001.  During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on earnings and financial position.  Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

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

                The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the possible failure to maintain the Company’s ability to borrow under its line of credit, the potential inability of the Company to refinance the line of credit indebtedness currently in default prior to the expiration of the bank’s forbearance agreement, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report and the Company’s other reports filed with the Securities and Exchange Commission.

                Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Business Model

                On February 14, 2000, the Company changed its business model and began selling its dental products directly to dentists in the United States through its own sales force.  The revised business model called for the establishment of dental sales and service centers in large metropolitan areas throughout the United States.  The centers are staffed with sales personnel and service technicians for installation and technical service support.  Outside of the United States, the Company continues to sell its dental products through its distributor network.  As of October 31, 2001, 15 sales and service centers were operational.

Another key facet of the revised business model is that the Company intends not only to sell the dental products it manufactures, but also to actively pursue OEM or strategic relationships with other manufacturers of dental and other medical technology products.  Within five years, the Company hopes to be able to offer a line of products representing 80% to 90% of the equipment used by dentists.

In the third quarter of 2001, in response to the apparent downturn in the economy, the Company made certain changes to the business model.  The Company closed 2 under-performing sales and service centers and 17 sales and sales support positions were eliminated.  The remaining offices were reorganized with the creation of 5 regional offices each supporting 3 to 4 satellite offices.

New Products

On May 22, 2001, the Company announced that it had signed a cooperative agreement with dental equipment manufacturer CEFLA S.c.r.l. Under the agreement, the Company was granted the exclusive United States distribution rights to the operatory equipment which CEFLA manufacturers in Italy under the Anthos trade name. An additional important element is that the parties will cooperate to integrate the five high-tech dental equipment lines of the Company into the Anthos chairs and units. The Company has placed an initial order for approximately $1,000,000 of chairs and units.  On September 19, 2001, the Company announced that it had received 510(k) FDA clearance to market its Anthos System dental units.  As of October 31, 2001, the Company has orders for these products of approximately $600,000 to be delivered in the fourth quarter of 2001 and the first quarter of 2002.

The Company has also been developing an erbium yag laser for cavity preparations and other dental procedures.  The Company is the owner of the basic patents for the use of erbium yag lasers in dentistry, and has previously granted non-exclusive licenses under its patents to Continuum Electro-Optics, Inc. and ESC Medical Systems, Ltd. to test the market for these products.  Management believes this technology has now come of age.  On October 11, 2001, the Company announced that it had received 510(k) FDA clearance to market its new CaviLaseTM Erbium:YAG hard tissue dental laser for all classes of cavity preparations.  As of October 31, 2001, the Company has orders for this product of approximately $450,000 to be delivered in the fourth quarter of 2001 and the first quarter of 2002.

September 11, 2001 Terrorist Attacks

The terrorist attacks of September 11, 2001 forced the cancellation of the California Dental Association Fall Meeting.  Traditionally, this event has been a significant source of revenue for the Company in the third quarter.  Attendance at other regional trade shows in September also decreased significantly.  The lingering effect of the attacks resulted in attendance at the American Dental Association convention in October declining by approximately 60% compared to the prior year.  The Company does a significant amount of its business at trade shows and could be adversely affected by declines in attendance at trade shows, should this trend continue.

Results of Operations

                The Company had revenues of $2,645,468 for the three-month period ended September 30, 2001 compared to $4,557,731 for the same period in 2000, a decrease of 42%. The Company had revenues of $10,838,707 for the nine-month period ended September 30, 2001 compared to $14,747,715 for the same period in 2000, a decrease of 27%.   The decrease in revenues for the three-month period ended September 30, 2001 is primarily attributable to a decrease in domestic revenues as a result of the loss of business typically generated by trade shows which were curtailed or cancelled during the third quarter of 2001, and the economic slowdown in the United States generally, in the wake of the September 2001 terrorist attacks. For the nine-month period, the decrease in revenues is also largely attributable to a decline in international sales.  The decrease in international sales is primarily due to the expiration of the sales agreement with the Company’s Japanese distributor on March 31, 2001, and to a lesser extent the downturn in economic conditions in Japan and Asia and the weakness of the Euro and Deutchmark compared to the dollar.  In 2000, sales to the Company’s Japanese distributor represented 25% of the Company’s sales.  The Company is currently evaluating several options for a re-entry to the Japanese market, but does not expect significant recovery of international sales in 2001.  Due to the current economic environment both domestically and abroad, management expects fourth quarter 2001 revenues to be less than revenues for the fourth quarter of 2000.  However, management believes the release of the aforementioned new products will lead to increased revenues for the fourth quarter of 2001 compared to the second and third quarter of 2001.

                Gross profit as a percentage of revenues was 42% and 49% for the three and nine-month periods ended September 30, 2001, compared to 57% and 52% for the same periods in 2000.  The decreases in the margins are primarily due to the decline in higher margin international sales, and increased domestic price discounting and sales promotions.

                Selling, general and administrative expenses were $2,094,438 and $6,650,192, for the three and nine month periods ended September 30, 2001 compared to $2,324,467 and $7,669,997, for the same periods in 2000, constituting decreases of 10% and 13%, respectively.  The decreases in selling, general and administrative expenses were primarily due to reduced direct selling costs and the effects of the aforementioned restructuring of the sales organization.  As the majority of the restructuring moves were made near the end of the third quarter of 2001, management expects further savings to be realized in future quarters.

                Research and development expenses were $253,567 and $555,299 for the three and nine-month periods ended September 30, 2001 compared to $253,286 and $709,401 for the same periods in 2000, an increase of less than 1% and a decrease of 22%, respectively.  The third quarter research and development expenses are consistent due to the fact that in both 2001 and 2000 the Company was completing the research and development process on new products to be launched in the fourth quarter.    The decrease for the nine-month period is due mostly to timing in the research and development cycle in light of the recent release of the aforementioned two new products which had been in development.

                For the reasons described above, the net loss for the three-month period ended September 30, 2001 was $1,209,242, compared to a net loss of $247,908 for the same period in 2000, and the net loss for the nine-month period ended September 30, 2001 was $1,911,107, compared to a loss of $855,772 for the same period in 2000.

Liquidity and Capital Resources

                The Company’s operating activities used $102,668 in cash resources during the nine-month period ended September 30, 2001.  The cash used in operations was primarily due to the net loss of $1,911,107 and an increase in inventory of $952,667, partially offset by non-cash charges such as depreciation and amortization of $692,471, collections on accounts receivable of $1,965,782 and increases in accounts payable of $247,257.

                The Company’s investing activities provided $80,412 in cash resources during the nine-month period ended September 30, 2001.  The cash provided from investing activities related primarily to the collections on notes receivable, partially offset by purchases of property and equipment and certain intangibles.

                The Company’s financing activities used $1,078,019 in cash resources during the nine month period ended September 30, 2001, representing amounts used to reduce borrowings on the Company’s revolving line of credit by $750,000 and to repurchase the Company’s common stock.

                During the first nine months of 2001, the Company repurchased 219,749 shares of its common stock, representing approximately $328,000 of the $1 million repurchase authorized by the Board of Directors.  The repurchased shares constitute approximately 3% of the total number of shares of common stock currently outstanding.

                At September 30, 2001, the Company had a $7,500,000 revolving line of credit from a bank, with interest at prime or the LIBOR rate plus 1.5%, which expires in September 2002.  The Company’s borrowings under that line are secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.  The Company’s borrowing capacity is also reduced by the amount available on standby letters of credit issued to vendors.  The agreement contains several qualitative and financial covenants.

                The Company is not in compliance with some of the financial covenants in the agreement as of September 30, 2001, and is in default.  On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001.  As required by the Forbearance Agreement, the Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt.  Should the new credit facility not be in place by December 20, 2001, the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.

                On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by the Company’s building and real property and is personally guaranteed by Ben Gallant, the Company’s Chairman and Chief Executive Officer.  The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%.  As of October 31, 2001, the outstanding principal on this line of credit is $13,419.

                The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company’s anticipated short term and long term liquidity needs for the foreseeable future, assuming the Company is successful in refinancing the defaulted line of credit.  If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors.  While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain additional financing, its failure to do so would have a material adverse effect on the Company’s ability to continue operations.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II            OTHER INFORMATION

ITEM 3.          Defaults Upon Senior Securities

                The Company's principal bank line of credit agreement contains several qualitative and financial covenants.  As of September 30, 2001, the Company was not in compliance with some of the financial covenants and is in default. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources".

ITEM 6.          Exhibits and Reports on Form 8-K:

(a) Exhibit              Description

4.1           Loan Agreement between ValueBank Texas and American Medical Technologies, Inc., dated October 3, 2001

4.2           Note Agreement between U.S. Small Business Administration and American Medical Technologies, Inc., dated October 3, 2001

4.3           Deed of Trust, Security Agreement and Assignment of Rents between American Medical Technologies, Inc. and ValueBank Texas, dated October 3, 2001

4.4           Forbearance Agreement between Bank One and American Medical Technologies, Inc., dated November 6, 2001

4.5           Deed of Trust, Assignment of Rents and Leases and Security Agreement between American Medical Technologies, Inc. and Bank One, dated November 8, 2001

(b)           There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Ben J. Gallant
Dated: November 14, 2001		Ben J. Gallant Chief Executive Officer (on behalf of the registrant)

	By:	/s/ Justin W. Grubbs
Dated: November 14, 2001		Justin W. Grubbs Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit                    Description

4.1           Loan Agreement between ValueBank Texas and American Medical Technologies, Inc., dated October 3, 2001

4.2           Note Agreement between U.S. Small Business Administration and American Medical Technologies, Inc., dated October 3, 2001

4.3           Deed of Trust, Security Agreement and Assignment of Rents between American Medical Technologies, Inc. and ValueBank Texas, dated October 3, 2001

4.4           Forbearance Agreement between Bank One and American Medical Technologies, Inc., dated November 6, 2001

4.5           Deed of Trust, Assignment of Rents and Leases and Security Agreement between American Medical Technologies, Inc. and Bank One, dated November 8, 2001