Form 10-K
period 2001-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-03-29
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File No. 0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	38-2905258
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,623,924 as of March 20, 2002, based upon the last sales price reported on The Nasdaq National Market on that date.  For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant’s Common Stock are assumed to be affiliates.  There were 6,862,348 shares of the registrant’s Common Stock issued and outstanding on March 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1      DESCRIPTION OF BUSINESS

Introduction

American Medical Technologies, Inc. (“American Medical” or “Company”) develops, manufactures and markets high technology products designed primarily for general dentistry.  American Medical’s primary products are pulsed dental lasers, primarily the Diolase and PulseMaster models; the Anthos System line of dental chairs and units, high speed curing lights (“PAC”); air abrasive kinetic cavity preparation systems (“KCP”), and intra oral cameras (“Ultracam”), which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas.  American Medical also develops, manufactures and markets precision air abrasive jet machining (“AJM”) systems for industrial applications.  American Medical, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.  American Medical changed its name from American Dental Technologies, Inc. on July 13, 2000.

Products

Laser Products

The PulseMaster 600-IQ is a neodymium yttrium-aluminum-garnet (Nd:YAG) laser that delivers pulses of laser energy through a flexible fiber optic delivery system that can reach into difficult recesses of the mouth.  The PulseMaster can deliver a 100-microsecond energy pulse at rates varying from 10 to 200 times per second, and at up to six watts of average power.  The PulseMaster is contained in a movable cabinet the size of a medium suitcase, weighs approximately 75 pounds and plugs into a standard electrical outlet.

The Diolase is a diode laser that delivers a continuous wave or gated continuous wave through a flexible fiber optic delivery system that can reach difficult recesses of the mouth.  The Diolase delivers up to 6 watts of power depending upon the fiber size used.  The Diolase is compact and portable in size, weighs approximately 11 pounds and plugs into a standard electrical outlet.

The Company introduced the “Cavilase”, an Erbium:YAG laser, in late 2001 and began shipments in March of 2002.  The Cavilase delivers pulsed laser energy through a flexible diamond fiber at pulse rates varying from 20 to 60 times per second at up to 6 watts of power.  It is contained in a movable cabinet weighing approximately 160 pounds and can be plugged into a standard outlet.

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

American Medical’s dental lasers are used for both soft tissue and hard tissue applications.  Soft tissue procedures include removing excess or diseased gum tissue, contouring gums, performing biopsies, preparing gums for crown and bridge impressions, trimming the gums to fit crowns and bridges, treating gum disease and for hemostasis (control of bleeding).  Hard tissue applications include removing early decay from teeth, etching, increasing hardness of dentin, and desensitizing and anesthetizing teeth.  In 1999, American Medical received FDA clearance to market the PulseMaster for the selective removal of enamel decay.  Additionally, in September of 2001, the Company received clearance to market the Cavilase for general removal of enamel decay.  American Medical has not received clearance from the FDA to market dental lasers in the United States for any other hard tissue application, but does market these instruments in certain other countries for such purposes.  See “Governmental Regulation.”

American Medical’s dental lasers, components and accessories are sold primarily in certain Asian and Pacific markets, Europe and North America.  Lasers represented approximately 52%, 54% and 27% of American Medical’s total revenues during 2001, 2000 and 1999, respectively.

Anthos System Dental Chairs and Units

In May of 2001, American Medical signed an agreement with CEFLA S.c.r.l. granting the Company exclusive rights to distribute, in the United States, the operatory equipment which CEFLA manufactures in Italy under the Anthos trade name. The parties also agreed to integrate the five high-tech dental equipment lines of American Medical into the Anthos chairs and units. The five high-tech dental equipment lines have been integrated, and it is the only chair and unit in the world with these technologies built in.  In September of 2001 the Company received 510(k) FDA clearance to market Anthos System dental units and distribution began in the fourth quarter of 2001.  Anthos System sales represented less than 5% of American Medical’s total revenues during 2001.

Plasma Arc Curing Systems

American Medical markets a Plasma Arc Curing System (“PAC”) that utilizes a high intensity light source to rapidly cure composite fillings.  Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights.

American Medical’s PAC products, components and accessories are sold primarily in North America, certain Asian and Pacific markets, and Europe.  PAC products represented approximately 7%, 12% and 26% of American Medical’s total revenues during 2001, 2000 and 1999, respectively.

KCP Cavity Preparation Systems

American Medical currently offers several KCP models that vary in size, power and features, from the KCP 5 counter top model to the deluxe KCP 1000PAC model.  American Medical’s KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece.  The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength.  It is also used for sealant preparations, stain removal and intraoral porcelain removal and repair.  The KCP can often be used in place of a drill and may be used in many cases without anesthesia.  The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel.  The air abrasive stream is activated by a foot pedal.   The KCP floor models (KCP 100 and KCP 1000) are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.

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

The KCP is sold primarily in North America, certain Asian and Pacific markets and Europe.  The KCP represented approximately 8%, 6% and 15% of American Medical’s total revenues in 2001, 2000 and 1999, respectively.

Intra Oral Camera Products

The Ultracam is a sophisticated camera system that allows the dentist to take pictures of a patient’s teeth during an examination.  The pictures can be projected on a video monitor in the examination room for immediate viewing by the dentist and the patient, and printed or stored on a computer disk.  The Ultracam systems offered vary in size from the basic cart system, which is a portable camera and printer housed in a mobile cart, to a networked system that can be utilized in several examination rooms.  The networked systems combine the cart system with central printing stations, digital docking stations and examination room monitors.

The Ultracam is utilized in the dental practice for presentation, education and as a means of communicating their services through multi-media.  The Digital Docking Station, introduced in 1999, greatly enhances the value of an intra oral camera by allowing the storage of up to 40 images on a 3 ½ inch computer floppy disk.

Ultracam products are sold primarily in North America and Europe.  The Ultracam products represented approximately 10%, 14% and 22% of American Medical’s total revenue in 2001, 2000 and 1999, respectively.

Probe One and Chart-It

The Probe One is a computerized periodontal probe which works with practice management software to automate and streamline perio-probing and charting.  Chart-It is an automated charting software program used to fully integrate a dentist’s operatory with most front office practice management systems.  These products represented less than 1% of the Company’s total revenues in 2001, 2000 and 1999, respectively.

Industrial Products

American Medical also develops, manufactures and markets precision air abrasive jet machining (“AJM”) systems for industrial applications.  The AJM system has a wide range of applications, including drilling, cutting, abrading, deburring, dressing, beveling, etching, shaping and polishing.  Its principal advantage over conventional machining is that the AJM process, which accomplishes its work through kinetic particle displacement (an erosion process), produces no heat, shock or vibration.  This enables precise work to be done on fragile materials without deburring or further processing.  Generally, the same is not true of drills, saws, laser or other types of conventional machining equipment because all of these systems rely on heat and/or friction to perform the work.  These machining techniques generally require further processing and in many instances do not provide the precision available with AJM, particularly with fragile materials.  AJM systems are often used to remove the slag, burrs and flash resulting from conventional machining processes.  Some examples include deburring needles, beveling silicon wafers and cutting fiber optics.

Industrial products accounted for less than 5% of American Medical’s total revenues in 2001, 2000 and 1999, respectively.

Marketing, Sales and Training

Prior to February 14, 2000, American Medical marketed its dental products through independent distributors, primarily Patterson Dental Company and Sullivan Schein, Inc., to general dental practitioners and certain other dental specialists in the United States. Sales to Patterson Dental Company, a major domestic distributor of the Company’s kinetic cavity preparation units, were approximately 16% of total revenues in 1999.

On February 14, 2000, the Company changed its business model and began selling its dental products directly to dentists in the United States through its own sales force.  The revised business model called for the establishment of dental sales and service centers in large metropolitan areas throughout the United States.  The centers are staffed with sales personnel, an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters, and service technicians for installation and technical service support.  Outside the United States, including Canada, American Medical would continue selling its dental products through its strong distributor network.

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

In the third quarter of 2001, in response to the apparent downturn in the economy, the Company made certain changes to the business model.  The Company closed 2 under-performing sales and service centers and 17 sales and sales support positions were eliminated.  The remaining offices were reorganized with the creation of 5 regional offices each supporting 2 to 3 satellite offices.  As of March 20, 2002, the Company has 5 regional offices and 9 additional satellite offices operational.

Internationally, American Medical’s products were exclusively marketed in Japan by Denics Co. Ltd. (“Denics”) or its affiliates through March 2001.  Sales to Denics, the Company’s largest foreign distributor, were approximately 9%, 21% and 19% of total revenues in 2001, 2000 and 1999, respectively.  The Company’s contract with Denics expired on March 31, 2001 and the Company is seeking new distributor partners in Japan.  In Germany, the Company’s primary European market, American Medical sells directly to the end user as well as selling through distributors.  In the rest of Europe, American Medical’s products are marketed through exclusive dental distributors, such as DLMedica in Italy, Casa Schmidt in Spain and Dentex in Russia.

The Company relies heavily on sales made at trade shows, dental exhibitions, and dental society meetings.  In 2001, the September 11th terrorist attacks forced the cancellation of several such trade shows and dental meetings and reduced attendance at several others as potential attendees were less willing to travel to such events in the aftermath of the terrorist attacks. In general, the Company’s marketing activities, such as dental exhibitions and meetings, are typically lower in the summer months, which results in decreased revenues during the third quarter of the year.

American Medical presently has several industrial product distributors.  Such distributors have been and are anticipated to be the primary source of sales for American Medical’s industrial products in the future. Industrial product distributors are supported by American Medical primarily through advertising in the Thomas Register and trade journals, and by participation in trade shows.

American Medical also sells some industrial products directly to customers through advertisements or customer referrals and through original equipment manufacturers of grinding equipment who purchase AJM systems to incorporate into their equipment.

Training and Service

Because American Medical’s dental products represent new approaches to dentistry, training is a significant aspect of its marketing efforts.  American Medical offers complementary training on all of its products.  American Medical encourages each purchaser to participate in ongoing continuing education regarding the use of American Medical’s dental products and endeavors to share new developments as soon as reliable scientific support has been established.

American Medical provides warranty and repair service for American Medical’s products in the United States.  To service its dental products, American Medical has full-time service employees in its sales and service centers throughout the United States and has service arrangements with independent distributors for products in other markets.  If such arrangements are unavailable, certain American Medical sales personnel are trained to make minor service repairs.  To date, American Medical has not experienced significant service problems.  American Medical generally provides a one-year warranty on all of its products.  Since the introduction of the sales and service centers, the Company’s revenues related to replacement parts and repair services have risen from 8% of revenues in 1999, to 11% of revenues in 2000, and 17% of revenues in 2001.

The Company also has a service center in Keltern, Germany that provides installation, training, service and technical support for Europe, Russia and the Middle-East.  In other international markets, the distributors provide installation, training and service with technical support from the United States office.

Competition

In general, American Medical’s products are subject to intense competition, both from other advanced dental technology companies and from makers of conventional dental equipment.  American Medical believes there are approximately 6 competing companies which presently offer Nd:YAG, diode, argon, erbium, holmium or CO2 lasers for use in dentistry.  American Medical has patents in the basic technologies, which the Company believes provide a competitive advantage.  American Medical believes there are approximately 3 companies that presently sell competing dental air abrasive products and approximately 13 companies that presently sell competing intra oral camera systems.  American Medical’s laser, PAC and KCP products must also compete with conventional treatment methods using dental instruments or equipment that are generally less expensive and with which dentists are more familiar.

Many of these competing companies, particularly those which manufacture traditional dental equipment, may have been in business longer, have greater resources and have a larger distribution network than American Medical.  American Medical’s competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products.  While American Medical believes its products are competitive in terms of capabilities, quality and price, competition has, and may in the future, adversely affect American Medical’s business.

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

Manufacturing and Suppliers

American Medical manufactures, assembles and services its products at its ISO 9001-certified facility in Corpus Christi, Texas.  American Medical’s products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers and/or fabricated internally at its manufacturing facility. American Medical has modern machining capability allowing it to control the production of certain non-standard parts.  American Medical uses numerous suppliers for standard parts and for fabrication of certain parts.  Although most of the parts and components used in its products are available from multiple sources, American Medical presently obtains several parts and components from single sources.  Lack of availability of certain parts and components could result in production delays.  Management has identified alternate suppliers and believes any delays would be minimal.  While the loss of American Medical’s relationship with a particular supplier might result in some production delays, such a loss is not expected to materially affect American Medical’s business.

Research and Development

Most research and development, prototype production and testing activities take place at the Texas facility, although some research and development work is performed for American Medical by consultants. The Company also maintains research and development facilities in Wixom, Michigan and Santa Clara, California.  The Texas facility has an engineering and CAD/CAM drafting staff which is capable of producing new product prototypes.  Although American Medical expects to continue to conduct most of its own research and development activities, American Medical will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complementary products.

American Medical’s research and development expenditures for 2001, 2000 and 1999 were $796,424, $966,382, and $931,189, respectively.  American Medical’s current research and development efforts are focused on new complementary products for the dental market.

Governmental Regulation

American Medical’s dental products are subject to significant governmental regulation in the United States and certain other countries.  In order to conduct clinical tests and to market products for therapeutic use, American Medical must comply with procedures and standards established by the FDA and comparable foreign regulatory agencies.  Changes in existing regulations or adoption of additional regulations may adversely affect American Medical’s ability to market its existing products or to market enhanced or new dental products.

United States Regulatory Requirements

The FDA granted clearance to market the KCP for hard-tissue applications and the PulseMaster dental lasers for soft-tissue procedures in late 1992.  Clearance to market the PAC was granted by the FDA in mid-1995.  The PulseMaster received FDA clearance to market for laser curettage in March 1997 and a diode laser was granted soft tissue clearance in September 1997.  The PulseMaster received FDA clearance to market for selective removal of enamel dental caries in May 1999.  The Anthos System line of dental chairs and units received FDA clearance in August of 2001.  In September of 2001, clearance was granted to market the Cavilase for general hard and soft tissue procedures.  The receipt of FDA clearance requires proof of the product’s safety and efficacy or that the product is substantially equivalent to products that have already received FDA clearance.  Such clearances, if obtained, may take from three months to several years to receive.

Foreign Regulatory Requirements

The KCP, PAC, intraoral cameras and lasers have been granted CE mark approvals which are recognized by most European countries, and may be sold in Germany and many other European markets.  The PulseMaster and KCP has also been approved for sale in Japan.  American Medical’s dental lasers comply with government regulations in most major countries in Europe, Asia, the Pacific Rim, and North and South America and are marketed for both hard and soft tissue applications, except in Japan, where (as in the United States) they have not been cleared for certain hard-tissue procedures.  Additional foreign authorizations to market its dental products are being sought where needed.  Regulation of medical devices in other countries varies between countries such as Japan, which has standards similar to the FDA, to countries that have no regulations.  Regulation of medical devices in other countries is also subject to change and there can be no assurance American Medical will continue to be able to comply with such requirements.

European regulations required ISO 9001 certification as of July 1998 for all medical products distributed or sold in Europe.  American Medical’s manufacturing facility initially received ISO 9001 certification in 1997.

Product Liability Exposure

American Medical’s business involves the inherent risk of product liability claims.  If such claims arise, they could have an adverse effect on American Medical.  American Medical currently maintains product liability insurance on a “claims made” basis with coverage per occurrence of $2,000,000 and in the aggregate annually of $5,000,000.  There is no assurance that such coverage will be sufficient to protect American Medical from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

Foreign Operations and Segment Information

For information regarding the Company’s foreign operations and business segments, see Note 8 of the Notes to Consolidated Financial Statements.  Such information is incorporated herein by reference.

Employees

On March 20, 2002, American Medical had 91 full-time employees.  Of these employees, 34 were engaged in direct sales and marketing activities and 33 in manufacturing activities.  The remaining employees are in finance, administration, customer service, and research and development.  American Medical has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Executive Officers of the Company

The following table sets forth information concerning each of the current executive officers of American Medical who are elected to serve at the discretion of the Board of Directors.

Name	Age	Position
Ben J. Gallant	68	President, Chief Executive Officer, Chair of the Board of Directors
John E. Vickers, III	55	Chief Operating Officer, Secretary and Director
Justin W. Grubbs	31	Chief Financial Officer
William S. Parker	56	Senior Vice President — Dental
John A. Miller	42	Executive Vice President — Sales

Ben J. Gallant - Mr. Gallant has been the Company’s President and Chief Executive Officer since November 1996 and served as its Chief Operating Officer from September 1996 to May 2000. Mr. Gallant was a founder of Texas Airsonics, Inc., served as a director and chairman of the board from that company’s inception in 1982, was elected president and chief executive officer in 1991 and served in those positions until that company’s acquisition by American Medical in 1996. He is chiefly responsible for the design and development of the Company’s KCP and industrial product lines. Mr. Gallant has been a director of the Company since 1996.

John  E. Vickers III - Mr. Vickers was appointed Chief Operating Officer of the Company in May 2000.  He previously served the Company as Executive Vice President from August 1998 to May 2000 and as Senior Vice President - Operations from November 1996 to August 1998.  Mr. Vickers had served as Texas Airsonics Inc.’s chief financial officer and legal counsel from June 1993 until its acquisition by the Company in July 1996 and had various operating responsibilities with Texas Airsonics.   Mr. Vickers has practiced law for over 25 years. Mr. Vickers has been a director of the Company since 1996.

Justin W. Grubbs – Mr. Grubbs was appointed Chief Financial Officer in July 2000.  Prior to joining the Company he had been employed by the public accounting firm of Ernst & Young LLP for seven years, specializing in entrepreneurial growth companies in the retail, distribution and manufacturing industries.  Mr. Grubbs graduated from Georgetown University in 1993 with dual concentrations in accounting and finance and is a licensed certified public accountant.

William S. Parker – Mr. Parker was appointed Senior Vice President – Dental of the Company in August 1998 and became a Director in November 1999.  He is chiefly responsible for the Company’s product development.  He had been a consultant, then an employee of the Company in charge of product development since 1991.  From 1976 to 1991, he was the president and co-founder of the New Directions Group, Inc., a management consulting firm which had clients such as Ford, Exxon Enterprises, AT&T and Ross Laboratories.

John A. Miller – Mr. Miller was appointed Executive Vice President – Sales in June 2001.  Prior to that he had served as the Vice President – Domestic Sales since June of 2000 and as Vice President – Western Sales from May 1999 until June 2000.  Prior to joining American Medical, Mr. Miller was President of Source One, a marketing, consulting, planning and research firm he founded in 1996.  Mr. Miller has been involved in dental equipment related sales for over ten years.

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the possible failure to maintain the Company’s ability to borrow under its line of credit, the potential inability of the Company to refinance the line of credit indebtedness currently in default prior to the expiration of the bank’s forbearance agreement and the other line of credit due in October of 2002, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or  necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 2.  DESCRIPTION OF PROPERTIES

American Medical owns an approximately 45,000 square foot manufacturing facility on 5.2 acres located at 5555 Bear Lane, Corpus Christi, Texas 78405, which houses its manufacturing and administration facilities.  A mortgage on this property secures the Company’s line of credit with ValueBank and the U.S. Small Business Administration and a second mortgage secures the prior line of credit with Bank One that is currently in default.

American Medical leases 14 sales and service centers throughout the United States, each approximately 1,500 square feet and a total of 2,000 square feet near Santa Clara, California for its product development, clinical and service activities.  The leases are generally for one to three year terms.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                                         MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

American Medical’s common stock is traded on The Nasdaq National Market (Symbol: ADLI).  The following table sets forth certain information as to the high and low sales prices per share of American Medical common stock as reported by Nasdaq for each quarterly period during the last two years.

	Closing Price
	High	Low
2000
First Quarter	$3.063	$1.500
Second Quarter	1.969	1.094
Third Quarter	1.875	1.125
Fourth Quarter	1.906	0.750

2001
First Quarter	$1.938	$1.000
Second Quarter	1.688	1.000
Third Quarter	1.550	0.560
Fourth Quarter	1.600	0.410

The Company has received notice from Nasdaq that the market value of its publicly held shares had fallen below the minimum of $5,000,000 (the “Minimum Public Float Requirement”) and that its closing bid price had fallen below the minimum of $1.00 per share (the “Minimum Price Requirement”) required for continued listing on the Nasdaq National Market.  If the Company is unable to regain compliance with the Minimum Public Float Requirement for at least 10 consecutive trading days before May 15, 2002 and the Minimum Price Requirement for at least 10 consecutive trading days before May 20, 2002, Nasdaq will give notice to the Company that its shares will be delisted from the Nasdaq National Market.  The Company has the right to appeal the delisting determination to a listing qualifications panel.  The Company can also apply to transfer its securities to the Nasdaq SmallCap Market.  To transfer, the Company must satisfy the inclusion requirements for the SmallCap Market, which include a minimum closing bid price of $1.00 per share and a minimum market value of publicly held shares of $1,000,000.  If the Company submits a transfer application, the delisting proceedings will be stayed until Nasdaq has completed its review of the application. If the application to transfer is accepted and the listing fee is paid, the Company would have until August 19, 2002 to regain compliance with the Minimum Price Requirement.  The Company may also be eligible for an additional 180 calendar day grace period provided that it meets the initial listing criteria for the SmallCap Market.  If the Company is not able to satisfy the Minimum Public Float Requirement and Minimum Price Requirement within the allotted time, it intends to apply for transfer to the SmallCap Market. There can be no assurance, however, that its application will be approved. In the event that the common stock is no longer traded on the Nasdaq National Market or SmallCap Market, it may become more difficult to buy and sell the common stock as there will be no established trading market for the stock.

As of March 20, 2002, there were approximately 3,200 beneficial and record holders of American Medical common stock based upon the records of the Company’s stock transfer agent and security position listings.

The Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future.  The Company’s debt agreement also prevents the Company from declaring or paying dividends without prior approval of the lender.  Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors considered relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data, as of and for each of the five years ended December 31, is derived from the audited financial statements of American Medical.  Operating results for prior years are not necessarily indicative of the results that may be expected for any other periods.  The data should be read in conjunction with the financial statements and related notes included in this report and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2001	2000		1999	1998		1997
	(dollars in thousands, except per share amounts)
Operating Data:
Net revenues	$14,689	$19,902		$24,370	$28,285		$21,652
Net income (loss)	$(3,978)	$(18,403	)(1)	$392	$8,849	(2)	$3,622

Net income (loss)per common share assuming dilution	($0.57)	($2.53)		$0.05	$1.20		$0.47

Weighted average number of common shares	6,923	7,284		7,446	7,375		7,640

Balance Sheet Data (at year end):
Total assets	$14,196	$18,291		$40,348	$41,855	(3)	$22,530
Long-term obligations	78	2,673		5,373	6,271		135
Stockholders’ equity (4)	8,626	13,002		32,018	31,809		20,257
Working capital	3,854	9,886		17,144	17,504		8,290

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

3)                                      Includes goodwill of $4.2 million and other assets of $3.9 million recorded in connection with the acquisitions of The Dental Probe and Dental Vision Direct in February 1998 and August 1998, respectively.

4)             No dividends were paid on the common stock during the periods presented.

ITEM 7.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.  The discussion contains certain forward-looking statements relating to the Company’s anticipated future financial condition and operating results and its current business plans.  In the future, the Company’s financial condition and operating results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond its control.  Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report.  See the disclosures under “Item 1 – Business – Forward-Looking Statements.”

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The following policies are those the Company believes to be the most sensitive to estimates and judgments.  The Company’s significant accounting policies are more fully described in Note 1 to our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.  The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment.  The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse.  There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount reasonably believed to be collectible. For all accounts not specifically analyzed, the Company recognizes reserves for 80% of all accounts over 90 days past due and 2% for all remaining accounts. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories – Slow Moving

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The Company’s inventory reserve is calculated by comparing on hand quantities as of the measurement date to the prior twelve months’ sales.  The reserve calculation assumes that sales for each unit or part will not be less than sales for the prior twelve months.  If sales are significantly different than prior year’s sales for the unit or part, the reserve could be materially impacted.    Changes to the reserves are included in costs of goods sold and have a direct impact on the Company’s financial position and results of operations.  The reserve is calculated differently for finished units than it is for parts.  For finished units, in instances where the on hand quantity exceeds the prior twelve months’ sales, the number of units by which the on hand quantity exceeds the prior twelve months’ sales is 100% reserved.  For parts, when the on hand quantity exceeds the prior twelve months’ sales and usage, the excess inventory is calculated by subtracting the greater of the prior twelve months’ sales and usage or a base quantity of 50 from the quantity on hand.

This excess is then 100% reserved.  The base quantity of 50 represents management’s determination of the minimum quantity of parts needed to fulfill its service, repair, and warranty obligations.  All parts or units with less than twelve months of sales or usage history are excluded from the calculation.

Long Lived Assets — Impairment Testing

The Company evaluates its property, plant, and equipment for impairment whenever indicators of impairment exist.  The Company follows the guidance of FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Statement No. 142 Goodwill and Other Intangible Assets, and projects future cash flows for the related products and operating segments based on management’s best estimates of likely future sales, less costs of goods sold and selling expenses based on historical data and perceived trends in the industry.  These results are then compared to the recorded value of the related assets and intangibles and if less than the recorded value, am impairment charge is recognized.  If actual results are significantly worse than management’s estimates, the Company could be required to recognize an impairment, which could have a material adverse effect on its financial position and results of operations.

Results of Operations

For the year ended December 31, 2001, the Company’s revenues decreased 26% compared to 2000.  This decrease in revenues was primarily due to a 60% decrease in international revenues due to the termination of a sales agreement with the Company’s Japanese distributor.  In 2000 and 1999, sales to this distributor represented 21% and 19% of total revenues, respectively.  The decrease is also attributable to a decline in attendance at dental trade shows subsequent to the September 11th terrorist attack.

For the year ended December 31, 2000, the Company’s revenues decreased 18% compared to 1999.  This decrease in revenues was primarily due to a 38% decrease in revenues in the United States.  The decrease in domestic revenues was primarily due to lower revenues during the transition to the new business model.

Gross profit as a percentage of revenues was 42% for the year ended December 31, 2001, compared to 45% in 2000 and 48% in 1999.  The decrease in gross margin in 2001 compared to 2000 is the result of the decline in sales, which resulted in an increase in the reserve for slow moving inventory of approximately $691,000 in 2001, and increased discounting domestically subsequent to the September 11th terrorist attacks.  The decrease in gross profit as a percentage of revenues in 2000 was due to the Company increasing its reserve for slow-moving inventory in response to the decline in the air abrasion and camera markets.

Selling, general and administrative expenses were $9,195,306 in 2001, $21,226,253 in 2000 and $10,772,746 in 1999.  The amount of expenses in 2000 reflects non-cash impairment charges and charges related to demonstration inventory units.  In 2000, the continued decline in sales of the Company’s KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc.  Following the guidance of FASB Statement No.  121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company projected future cash flows for these products based on management’s best estimates of likely future sales, less costs of goods sold and selling expenses.  The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed.  To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment.   The Company recorded an impairment of approximately $9.2 million to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets.  This impairment expense is included in selling, general and administrative expenses on the statement of operations in 2000.

In addition, as part of the transition in its business model in 2000, the Company decided to discontinue its demonstration unit sales initiative.  This change resulted in the Company disposing of approximately $1.2 million in demonstration units that had been on loan to sales personnel, universities, and prospective customers that were no longer deemed salable.  This charge was included in selling, general and administrative expenses in 2000.

The decrease in 2001 compared to 2000 reflects the non-recurring nature of the items described above and reduced expenses resulting from the reorganization of the sales and service centers, which resulted in 2001 selling, general and administrative expenses declining 15% compared to 2000, after elimination of the effects of the non-recurring items described above.  The increase in 2000 compared to 1999 was almost entirely attributable to the non-recurring items.

Research and development expenses were $796,424 in 2001, $966,382 in 2000, and $931,189 in 1999.  The expenditures related primarily to the development of new products and enhancements to current products.  The decrease in 2001 reflects the completion of two major projects in 2001, the Cavilase and the Anthos System dental chairs and units.  Historically, research and development expenses have been higher in the earlier stages of product development than in the finishing stages..

Non-recurring license transfer fees of $665,000 were received in 1999.  These related to the licensing agreement with ESC Medical Systems, Ltd. for $300,000, a licensing agreement with Chart-It for $65,000 and the $300,000 Kreativ patent litigation settlement.

Other income was $118,237 in 2001, $83,773 in 2000, and $857,116 in 1999.  The decrease in 2000 from 1999 is primarily due to non-recurring items in 1999 such as the receipt of the Kreativ lawsuit settlement payment of $580,000 and a gain on the sale of the Michigan building of $180,000.

Interest expense was $158,909 in 2001, $322,475 in 2000, and $401,438 in 1999.  The steady decrease in interest expense is due to the reduction of the outstanding debt and, in 2001 declining interest rates.

In 2001, the Company had no income tax expense.  In 2000, the Company recorded a $4,744,000 charge for income tax.  The Company’s income taxes at U.S. statutory rates, differs from its recorded income tax expense primarily due to nondeductible goodwill amortization.  With the loss incurred in 2000 and the continued downturn in the dental products industry, uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109.  Therefore, the Company re-established the tax asset valuation allowance, which resulted in a non-cash tax expense of approximately $5.7 million in 2000.  At December 31, 2001, the Company had approximately $15.4 million of net operating loss carryforwards.  These net operating loss carryforwards expire in various amounts in the years 2006 through 2021.

Liquidity and Capital Resources

The Company’s operating activities used $130,332 in cash resources in 2001.  Cash used by operating activities in 2001 was due largely to the net loss and the increase in inventory, reduced by the reduction in accounts receivable, the increase in accounts payable, and non-cash expenses such as depreciation and amortization.

The Company’s investing activities provided $35,100 in cash resources in 2001. The cash provided by investing activities in 2001 related primarily to collections on notes receivable, reduced by purchases of property and equipment.

The Company’s financing activities used $868,944 in cash resources in 2001, representing amounts used to reduce borrowings on the Company’s lines of credit by a net amount of $540,925 and to repurchase the Company’s common stock.

During 2001, the Company repurchased 219,749 shares of its common stock, representing approximately $328,000 of the $1 million repurchase authorized by the Board of Directors.  The repurchased shares constitute approximately 3% of the total number of shares of common stock currently outstanding.

During 2001, the Company had a $7,500,000 revolving line of credit from a bank which was to expire in September 2002.  The Company’s borrowings under that line are secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

The Company was not in compliance with some of the financial covenants in the agreement as of September 30, 2001, and was in default.  On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001.  The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility.  Under the terms of the Forbearance Agreement, the Company will make principal payments of $30,000 per month beginning on April 15, 2002.  Starting on July 15, 2002, the monthly principal payment will increase to $40,000.  Monthly interest payments are also required.  The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt.  The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million.  Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.  As of December 31, 2001, the outstanding principal on this line of credit is $1,745,656.

On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by a primary lien on the Company’s building and real property and is personally guaranteed by Ben Gallant, the Company’s Chairman and Chief Executive Officer.  The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%.  As of December 31, 2001, the outstanding principal on this line of credit is $213,419.

The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company’s anticipated short term and long term liquidity needs for the foreseeable future, assuming the Company is successful in refinancing the defaulted line of credit.  If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors.  The Company’s ability to continue operations is dependent on its ability to successfully refinance the defaulted line of credit or obtain additional financing. While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain additional financing, there is no assurance that the Company will be successful in doing so.

New Accounting Standards and Disclosures

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“FASB 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB 142”). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  Amortization expense related to goodwill was approximately $368,000, $476,000 and $1,077,000 in 2001, 2000 and 1999, respectively.  The Company adopted both statements on January 1, 2002.

The FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. FASB 144 supersedes FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and other related accounting guidance. FASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on earnings or the consolidated financial position of the Company.

ITEM 7A.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is subject to market risk from changes in foreign exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The Company sells its products in North America, Europe (primarily Germany), Japan and other foreign countries.  The Company is headquartered in the United States and has a German subsidiary. Except for revenues generated by its German subsidiary, the Company sells its products to its foreign customers in United States dollars.  As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  The Company’s operating results are primarily exposed to changes in exchange rates between the United States dollar and the European Union euro.

As currency rates change, translation of the income statements of the Company’s German subsidiary into United States dollars affects year-to-year comparability of operating results.  The Company does not generally hedge operating translation risks because cash flows from the German operations are generally reinvested locally.

As of December 31, 2001 and 2000, the Company’s net assets subject to foreign currency translation risk (defined as current assets less current liabilities) were $1,152,129 and $1,795,121, respectively.  The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $115,000 and $180,000 for 2001 and 2000, respectively.

Interest Rate Risk

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. The Company’s debt represents borrowings at the prime rate plus an applicable margin ranging from 2% to 4% and is sensitive to changes in interest rates.  The Company does not generally hedge interest rate risks. At December 31, 2001, the weighted average interest rate on the $1,959,075 million debt was approximately 8.5% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $158,909 in 2001 as compared to $322,475 in 2000.  The potential increase in interest expense from a hypothetical 2% adverse change in interest rates, assuming the December 31, 2001 and 2000 debt was outstanding for the entire year, would be approximately $40,000 and $50,000, for the year ended December 31, 2001 and 2000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Stockholders and Board of Directors

American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company was in technical default on certain financial covenants in connection with its line of credit.  The Company and its bank have entered into a forbearance agreement, under which the bank has agreed not to exercise its remedies under the defaulted line of credit until September 15, 2002.   Accordingly, the entire amount outstanding under the line of credit of approximately $1,750,000 has been classified as a current liability in the accompanying consolidated financial statements.  Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young llp

San Antonio, Texas
March 1, 2002

American Medical Technologies, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2001	2000	1999
Revenues	$14,473,051	$19,685,222	$24,201,163
Royalties	215,635	217,024	168,364
	14,688,686	19,902,246	24,369,527

Cost of sales	8,634,543	11,130,379	12,778,664
Gross profit	6,054,143	8,771,867	11,590,863

Selling, general and administrative	9,195,306	21,226,253	10,772,746
Research and development	796,424	966,382	931,189
Income (loss) from operations	(3,937,587)	(13,420,768)	(113,072)
Other income (expense)
License transfer fees	—	—	665,000
Other income	118,237	83,773	857,116
Interest expense	(158,909)	(322,475)	(401,438)
Income (loss) before income taxes	(3,978,259)	(13,659,470)	1,007,606
Income tax (benefit) expense	—	4,744,000	616,000
Net income (loss)	$(3,978,259)	$(18,403,470)	$391,606

Net income (loss) per share	$(0.57)	$(2.53)	$0.05

Net income (loss) per share assuming dilution	$(0.57)	$(2.53)	$0.05

See accompanying notes.

American Medical Technologies, Inc.

Consolidated Balance Sheets

	December 31
	2001	2000
ASSETS
Current assets:
Cash	$579,667	$1,549,747
Accounts receivable, less allowance of $176,000 in 2001 and $230,000 in 2000	1,272,703	3,371,341
Inventories	7,182,780	6,897,157
Prepaid expenses and other current assets	310,669	440,077
Notes receivable	—	243,593
Total current assets	9,345,819	12,501,915

Property and equipment, net	2,090,970	2,389,951
Intangible assets, net:
Goodwill	2,175,238	2,295,966
Other	584,403	1,103,165
	2,759,641	3,399,131

Total assets	$14,196,430	$18,290,997

See accompanying notes.

American Medical Technologies, Inc.

Consolidated Balance Sheets

	December 31
	2001	2000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,751,270	$1,627,496
Compensation and employee benefits	262,703	286,211
Other accrued liabilities	518,916	702,459
Current notes payable	1,959,075	—
Total current liabilities	5,491,964	2,616,166

Other non-current liabilities	78,048	172,964
Notes payable	—	2,500,000

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 6,862,348 shares in 2001; and 7,081,097 shares in 2000	274,497	283,247
Additional paid-in capital	41,615,342	41,934,608
Warrants and options	801,000	801,000
Accumulated deficit	(33,503,353)	(29,525,094)
Foreign currency translation	(561,068)	(491,894)
Total stockholders’ equity	8,626,418	13,001,867
Total liabilities and stockholders’ equity	$14,196,430	$18,290,997

See accompanying notes.

American Medical Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2001	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(3,978,259)	$(18,403,470)	$391,606
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	423,102	502,624	413,977
Amortization	486,473	1,466,407	1,454,401
Impairment of intangible assets	213,181	9,233,907	—
Deferred taxes	—	4,744,000	558,619
Provision for slow-moving inventory	690,689	873,298	256,615
Provision for doubtful accounts	—	42,000	13,000
Net (gain) loss on disposal of assets	1,541	1,243,887	(179,368)
Changes in operating assets and liabilities:
Accounts receivable	2,095,015	1,282,575	198,110
Inventories	(988,914)	864,588	1,144,392
Prepaid expenses and other current assets	109,741	111,056	400,884
Accounts payable	1,119,524	(689,035)	(556,620)
Compensation and employee benefits	(23,605)	68,535	(187,112)
Other accrued liabilities	(183,904)	130,164	(248,727)
Other non-current liabilities	(94,916)	(50,314)	(798,880)
Net cash provided by (used in) operating activities	(130,332)	1,420,222	2,860,897

INVESTING ACTIVITIES
Purchases of property, plant & equipment	(130,821)	(399,981)	(986,982)
Proceeds from sales of assets	1,300	1,000	769,367
Collections on notes receivable	224,785	531,407	300,000
Increase in intangible assets	(60,164)	(173,544)	(231,480)
Net cash provided by (used in) investing activities	35,100	(41,118)	(149,095)

FINANCING ACTIVITIES
Payments on note payable	(754,344)	(2,650,000)	(800,000)
Proceeds from note payable	213,419	—	—
Repurchase of common stock	(328,019)	(389,498)	(91,339)
Proceeds from exercise of stock options	—	—	42,903
Net cash used in financing activities	(868,944)	(3,039,498)	(848,436)
Increase (decrease) in cash	(964,176)	(1,660,394)	1,863,366
Effect of exchange rates on cash	(5,904)	(20,506)	(42,123)
Increase (decrease) in cash	(970,080)	(1,680,900)	1,821,243

Cash at beginning of year	1,549,747	3,230,647	1,409,404

Cash at end of year	$579,667	$1,549,747	$3,230,647

See accompanying notes.

American Medical Technologies, Inc

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Warrants and Options	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount
Balance at December 31, 1998	7,419,259	$296,773	$42,359,016	$772,500	$(11,513,230)	$(105,757)	$31,809,302
Net income for 1999					391,606		391,606
Foreign currency translation						(162,589)	(162,589)
Comprehensive income							229,017
Exercise of stock options	12,788	512	42,391				42,903
Issuance of common stock for intangible assets				28,500			28,500
Repurchase of common stock	(64,200)	(2,568)	(88,771)				(91,339)
Balance at December 31, 1999	7,367,847	294,717	42,312,636	801,000	(11,121,624)	(268,346)	32,018,383
Net loss for 2000					(18,403,470)		(18,403,470)
Foreign currency translation						(223,548)	(223,548)
Comprehensive loss							(18,627,018)
Repurchase of common stock	(286,750)	(11,470)	(378,028)				(389,498)
Balance at December 31, 2000	7,081,097	283,247	41,934,608	801,000	(29,525,094)	(491,894)	13,001,867
Net loss for 2001					(3,978,259)		(3,978,259)
Foreign currency translation						(69,174)	(69,174)
Comprehensive loss							(4,047,433)
Repurchase of common stock	(218,749)	(8,750)	(319,266)				(328,016)
Balance at December 31, 2001	6,862,348	$274,497	$41,615,342	$801,000	$(33,503,353)	$(561,068)	$8,626,418

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2001

1.             Organization and Significant Accounting Policies

Principles of Consolidation

American Medical Technologies, Inc. (the “Company”) develops, manufactures, markets and sells high technology products primarily for dentistry.  The consolidated financial statements include the accounts and operations of the Company and its subsidiary.  All intercompany transactions and balances have been eliminated.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3, the Company has a line of credit with Bank One (the “Bank”).  The line of credit agreement contains covenants that, among other things, require maintenance of certain financial ratios.  The covenants are required to be calculated at the end of each quarter.

The Company was not in compliance with some of the financial covenants in the agreement as of September 30, 2001, and was in default.  On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001.  The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility.  Under the terms of the Forbearance Agreement, the Company will make principal payments of $30,000 per month beginning on April 15, 2002.  Starting on July 15, 2002, the monthly principal payment will increase to $40,000.  Monthly interest payments are also required.  The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt.  The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million.  Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.  As of December 31, 2001, the outstanding principal on this line of credit is $1,745,656.

While the Company believes that it will be successful in refinancing the defaulted line of credit, there can be no assurance that the Company will able accomplish this.  If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors.  While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain additional financing, there is no assurance that management will be successful in its efforts.  The Company’s ability to operate as a going concern is dependent on its ability to successfully negotiate a new credit facility or find other sources of financing.  (See Note 3)

Inventories

Inventories are stated at the lower of cost, determined by the first-in first-out method, or market.  At December 31, inventories consisted of the following:

	2001	2000
Finished goods	$2,719,012	$1,277,189
Raw materials, parts and supplies	4,463,768	5,619,968
	$7,182,780	$6,897,157

Inventories at December 31, 2001 and 2000 are net of valuation allowances of $2,649,169 and $1,685,013, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years.  At December 31, property and equipment consisted of the following:

	2001	2000
Building and improvements	$1,567,939	$1,561,219
Machinery and equipment	1,446,614	1,357,287
Office furniture and computers	864,522	843,140
Vehicles	119,316	118,144
	3,998,391	3,879,790
Accumulated depreciation	(1,907,421)	(1,489,839)
	$2,090,970	$2,389,951

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.  The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment.  The Company recognizes revenue on certain sales to two of its largest distributors under terms that require shipment to a local independent warehouse.  In September 2000, the Emerging Issues Task Force issued EITF 00-10 which requires disclosure of shipping and handling costs that are not included in costs of goods sold.  The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold.

Intangible Assets

Intangible assets consist of goodwill, patents, distribution rights and other intangibles and are stated at cost less accumulated amortization.  The Company amortized goodwill over periods ranging from 15 to 25 years, patents and distribution agreements over their respective lives, and other intangible assets over lives ranging from 5 to 17 years.  Accumulated amortization was $3,544,828 and $3,097,675 at December 31, 2001 and 2000, respectively.

The Company periodically evaluates intangible assets for indicators of impairment in value.  When impairment is indicated, the Company revalues the assets based on their estimated fair value.  In 2000, the continued decline in sales of the Company’s KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc.  Following the guidance of FASB Statement No.  121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company projected future cash flows for these products based on management’s best estimates of likely future sales, less costs of goods sold and selling expenses.  The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed.  To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment.   The Company recorded an impairment of approximately $9.2 million to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets.  This impairment expense is included in Selling General and Administrative Expenses on the Statement of Operations.

Net Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	2001	2000	1999
Numerator:
Net income (loss)	$(3,978,258)	$(18,403,470)	$391,606

Numerator for basic and diluted earnings per share — income available to common stockholders after assumed conversions	$(3,978,258)	$(18,403,470)	$391,606

Denominator:
Denominator for basic earnings per share —weighted-average shares	6,923,347	7,284,443	7,424,433

Effect of dilutive securities:
Employee stock options	—	—	21,736
Warrants	—	—	—

Dilutive potential common shares
Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	6,923,347	7,284,443	7,446,169

Net income (loss) per share	($.57)	($2.53)	$0.05
Net income (loss) per share assuming dilution	($.57)	($2.53)	$0.05

Comprehensive Income (Loss)

The Financial Accounting Standards Board’s Statement 130, Reporting Comprehensive Income requires foreign currency translation adjustments to be included, along with net income, in comprehensive income.  For 2001, 2000, and 1999 the Company’s Comprehensive Income (Loss) was ($4,047,433), ($18,627,018), and $229,017, respectively.

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	2001	2000	1999
Foreign currency translation adjustments	$(69,174)	$(223,548)	$(162,589)
Accumulated other comprehensive income	$(561,068)	$(491,894)	$(268,346)

Translation of non-U.S. currency amounts

For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated to U.S. dollars at the current exchange rates at the balance sheet date.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated in a separate component of stockholders’ equity.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price no less than the fair value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Advertising

The Company expenses advertising costs as incurred.  Advertising expense approximated $417,000, $867,000, and $1,544,000 in 2001, 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

The fair value of the Company’s cash, accounts receivable, note receivable and accounts payable approximates their carrying value due to their short term nature. The fair value of the Company’s note payable to the bank approximates its carrying value due to the variable interest rate.

New Accounting Standards and Disclosures

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“FASB 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB 142”). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  Amortization expense related to goodwill was approximately $368,000, $476,000 and $1,077,000 in 2001, 2000 and 1999, respectively.  The Company adopted both statements on January 1, 2002.

The FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. FASB 144 supersedes FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and other related accounting guidance. FASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on earnings or the consolidated financial position of the Company.

2.       Agreements with Related Parties

Denics Co., Ltd.

In December 1999, the Company agreed to convert $675,000 of outstanding accounts receivable from Denics to a note receivable, with interest payable at 8.5%, due February 2001.  The note was paid in full in 2001.

Denics previously owned 4.89% of the Company’s common stock and had warrants to acquire an additional 1.43% of the Company’s common stock.  These warrants expired in 1999 without being exercised and Denics is no longer considered a “related party.”  Accordingly, trade sales and accounts receivable balances with Denics are no longer presented as a “related party” on the face of the financial statements for all periods presented to provide consistent disclosure.

3.       Line of Credit and Other Non-Current Liabilities

During 2001, the Company had a $7,500,000 revolving line of credit from a bank which was to expire in September 2002.  The Company’s borrowings under that line are secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

The Company was not in compliance with some of the financial covenants in the agreement as of September 30, 2001, and was in default.  On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001.  The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility.  Under the terms of the Forbearance Agreement, the Company will make principal payments of $30,000 per month beginning on April 15, 2002.  Starting on July 15, 2002, the monthly principal payment will increase to $40,000.  Monthly interest payments are also required.  The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt.  The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million.  Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.  As of December 31, 2001, the outstanding principal on this line of credit is $1,745,656.

On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by a primary lien on the Company’s building and real property and is personally guaranteed by Ben Gallant, the Company’s Chairman and Chief Executive Officer.  The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%.  As of December 31, 2001, the outstanding principal on this line of credit is $213,419.

The Company leases certain manufacturing equipment under capital leases.  Equipment related to these capital leases had a net book value of approximately $81,000 at December 31, 2001.  Amortization related to assets held under capital leases is included in depreciation expense.  The Company leases office space, vehicles, and office machines under operating leases.  Future minimum lease payments under capital and operating leases as of December 31, 2001 are as follows:

Year	Operating Leases	Capital Leases
2002	$351,687	$79,066
2003	122,334	47,777
2004	23,908	—
	$497,929	126,843
Less amount representing interest		(12,174)
		$114,669

Capital lease obligations at December 31, 2001 consisted of the following:

Current portion	$69,347
Non-current portion	45,322
Total capital lease obligations	$114,669

Rental expense for operating leases in 2001, 2000 and 1999 approximated $497,000, $344,000, and $94,000, respectively.

The Company paid interest of approximately $170,000, $322,000 and $401,000 in 2001, 2000 and 1999, respectively.

4.       Stockholders’ Equity, Stock Options and Warrants

The Company has authorized three stock option plans for employees, officers, directors, consultants and other key personnel.  As of December 31, 2001, the Nonqualified Stock Option Plan has 287,500 shares reserved, 59,336 shares available for issuance and 189,127 shares outstanding; the Long-Term Incentive Plan has 625,000 shares reserved, 88,062 shares available for issuance and 466,052 shares outstanding; and the Stock Option Plan for Employees has 17,405 shares reserved, 2,401 shares available and 13,536 shares outstanding.

The Company also authorized and granted 81,392 stock options exclusive of the above described plans, none of which were ever exercised prior to their expiration in 2000.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rate of 6.5%, 6.5%, and 4.4%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 1.437, .771 and .913 and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	2001	2000	1999
Pro forma net income (loss)	$(3,994,931)	$(18,429,417)	$366,875
Pro forma net income (loss) per share	$(0.58)	$(2.53)	$0.05
Pro forma net income (loss) per share assuming dilution	$(0.58)	$(2.53)	$0.05

Stock option activity is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 1999	739,108	5.57
Exercisable at January 1, 1999	535,598	5.63

Options granted	111,872	3.47
Options exercised	(12,788)	3.36
Options canceled	(182,928)	6.29

Outstanding at December 31, 1999	655,264	5.06
Exercisable at December 31, 1999	535,598	6.19

Options granted	401,248	1.38
Options exercised	—	—
Options canceled	(359,621)	4.49

Outstanding at December 31, 2000	696,891	3.24
Exercisable at December 31, 2000	309,786	5.49

Options granted	76,560	0.61
Options exercised	—	—
Options canceled	(104,736)	4.64

Outstanding at December 31, 2001	668,715	2.12
Exercisable at December 31, 2001	182,108	3.93

The weighted-average fair value of options granted during the year was $.43, $.92 and $3.46 in 2001, 2000 and 1999, respectively.  Exercise prices for options outstanding as of December 31, 2001 ranged from $.60 to $.86.  The weighted-average remaining contractual life of those options is 7.6 years.

Warrant activity is summarized as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 1999	2,930,868	5.46
Exercisable at January 1, 1999	2,930,868	5.46

Warrants issued	50,000	4.13
Warrants exercised	—	—
Warrants canceled	(2,232,618)	5.50
Outstanding at December 31, 1999	748,250	5.21
Exercisable at December 31, 1999	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—
Outstanding at December 31, 2000	748,250	5.21
Exercisable at December 31, 2000	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—
Outstanding at December 31, 2001	748,250	5.21
Exercisable at December 31, 2001	748,250	5.21

There were no warrants granted in 2000 or 2001.  The weighted average fair value of warrants granted during 1999 was $4.13.  Exercise prices for warrants outstanding as of December 31, 2001 ranged from $4 to $5.50.  The weighted-average remaining contractual life of those warrants is 2.2 years.

5.       Transfer of License

In June 1997, the Company agreed to the transfer of the licenses for the sales of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. (“Sunrise”) to Lares Co. (“Lares”) in connection with the sale of Sunrise’s dental business to Lares.  The Company received a payment of $275,000 and a note receivable for $100,000, due in June 2000.  The Company will also continue to receive royalties on air abrasive and dental lasers from Lares.  The Company received Sunrise stock with a market value of $81,192 in 2001.  This amount was applied against the note and the remaining amount was deemed uncollectible.

In 1999, the Company sold a license to ESC Medical Systems, Ltd. for $300,000 for the use of certain patents.  The Company delivered the license to ESC Medical Systems, Ltd. in 1999 and recorded the income in 1999 as a license transfer fee since the Company has no additional requirements under this license.

6.       Income Taxes

At December 31, 2001, the Company had approximately $15,359,000 million of net operating loss carryforwards for federal income tax purposes, which expire in various amounts in the years 2006 through 2021.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2001	2000
Allowance for doubtful accounts	$60,000	$78,000
Inventory valuation reserves	807,000	611,000
Depreciation	326,000	322,000
Compensation and employee benefits	50,000	72,000
Alternative minimum tax credit carryforward	236,000	195,000
Warranty reserve	54,000	88,000
Other	250,000	266,000
Net operating loss carryforwards	5,222,000	4,064,000
Deferred tax asset	7,005,000	5,696,000

Deferred tax liabilities	(54,000)	(47,000)

Net deferred tax asset	6,951,000	$5,649,000

Valuation allowance	6,951,000	5,649,000

Net deferred tax asset	$—	$—

The Company’s income tax provision included the following:

	2001	2000	1999
Current expense	$—	$—	$58,000
Deferred expense (benefit)	—	4,744,000	558,000
	$—	$4,744,000	$616,000

Income taxes (benefit) at US statutory rate	$(1,353,000)	$(4,644,000)	$343,000
State taxes	—	—	58,000
Non-deductible amortization	—	3,248,000	251,000

Deferred tax asset valuation allowance adjustment	1,302,000	5,649,000	—
Other	51,000	491,000	(36,000)
	$—	$4,744,000	$616,000

In 2000, uncertainties existed as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109.  Therefore, the Company established a valuation allowance for the deferred tax asset of $6,951,000 at December 31, 2000.

The Company paid no federal income tax during 2000 or 2001.  Income taxes paid were approximately $134,000 in 1999.

The Company’s investment in its foreign subsidiary is considered to be permanently invested and no provision for U.S. federal and state income taxes on these translation adjustments have been provided.

7.       Operations by Industry Segment, Geographic Area and Significant Customers

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, and geographic areas.  Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras.  With the adoption of its new business model in February 2000, the Company utilizes two distinct sales methods for these products.  Domestically, the Company sells its products direct to the consumer through its nationwide network of sales and service branch offices. Internationally, the Company continues to sell its products through regional dental distributors.  The reportable segments are managed separately because selling techniques and market environments differ from direct selling versus selling through a distributor network.  The remaining activities of the Company, which are reported as “Other”, include industrial, parts and accessories and royalty income.

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

	2001	2000	1999
Revenues:
Domestic	$8,315,022	$8,724,106	$14,045,796
International	3,219,867	7,990,695	7,981,420
	$11,534,889	$16,714,801	$22,027,216
Reconciliation of revenues:
Total segment revenues	$11,534,889	$16,714,801	$22,027,216
Other	3,153,797	3,187,445	2,342,311
Total revenues	$14,688,686	$19,902,246	$24,369,527

Operational earnings (loss):
Domestic	$(397,324)	$(1,815,833)	$1,094,190
International	705,871	3,214,002	2,843,931
	$308,547	$1,398,169	$3,938,121

Reconciliation of operational earnings to loss from operations:
Total segment operational earnings	$308,547	$1,398,169	$3,938,121
Other operational earnings	111,832	171,521	782,868
Research & development expenses	(796,424)	(966,382)	(931,189)
Administrative expenses	(3,561,542)	(14,024,076)	(3,902,872)
Loss from operations	$(3,937,587)	$(13,420,768)	$(113,072)

Long lived assets (excluding deferred taxes):
Domestic	$2,075,082	$2,370,204	$2,436,122
International	15,888	19,747	11,784
	$2,090,970	$2,389,951	$2,447,906

Sales to Patterson Dental Company, a major domestic distributor of the Company’s products, were approximately 2%, 3% and 16% of total revenues in 2001, 2000 and 1999, respectively. Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 9%, 21% and 19% of total revenues in 2001, 2000 and 1999, respectively.

8.       Litigation and Contingencies

In July 2000, the Company filed a lawsuit in the District Court of Nueces County, Texas against Henry Schein, Inc. to recover approximately $293,000 of past due receivables plus interest and cost of collection.  In September 2001, the Company settled this lawsuit out of court.  Under the provisions of the settlement agreement, the terms of the settlement cannot be disclosed.

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

9.       Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31 2001	June 30 2001	September 30 2001	December 31 2001
Revenues	$4,495,770	$3,697,468	$2,605,788	$3,889,660
Gross profit	2,512,819	1,718,325	1,107,738	715,261
Net income (loss)	104,833	(806,699)	(1,209,242)	(2,067,151)
Net income (loss) per share assuming dilution	$0.01	$(0.12)	$(0.18)	$(.28)

	Three Months Ended
	March 31 2000	June 30 2000	September 30 2000	December 31 2000
Revenues	$4,700,106	$5,489,878	$4,557,731	$5,154,532
Gross profit	1,955,616	3,126,379	2,589,671	1,100,202
Net income (loss)	(745,980)	138,117	(247,908)	(17,547,669	)(1)
Net income (loss) per share assuming dilution	$(0.10)	$0.02	$(0.03)	$(2.43)

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

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following sets forth information with respect to the members of the Board of Directors regarding the individual’s age, principal occupation, other business experience, other directorships and term of service as a director of the Company.

Directors Whose Terms Expire in 2002	Age	Year First Became Director
BEN J. GALLANT Mr. Gallant has been the Company’s President and Chief Executive Officer since November 1996 and served as its Chief Operating Officer from September 1996 to May 2000. Mr. Gallant was a founder of Texas Airsonics, Inc., served as a director and chairman of the board from that company’s inception in 1982, was elected president and chief executive officer in 1991 and served in those positions until that company’s acquisition by American Medical in 1996. He is chiefly responsible for the design and development of the Company’s KCP and industrial product lines.	68	1996

GARY A. CHATHAM Mr. Chatham currently serves as senior consultant to Valls Group, an international trade services provider, a position he has held since November 1990. His main responsibilities include major international business projects, warehouse development, materials handling systems and management and information systems. From 1981 to 1990, he operated Gary Chatham and Associates, a project planning and management consulting firm. Mr. Chatham was also a director of Texas Airsonics, Inc. from 1988 until its merger with the Company in August 1996.	57	1999

Directors Whose Terms Expire in 2003	Age	Year First Became Director
WILLIAM D. MARONEY Mr. Maroney is a private investor. From January 1987 to December 1996, Mr. Maroney had been in private law practice in New York, New York. Prior thereto, Mr. Maroney was a senior tax counsel for ITT Corporation. Mr. Maroney previously served as a director of the Company from May 1990 to May 1993.	64	1997

BERTRAND R. WILLIAMS, SR
Mr. Williams has been the chief executive officer of Global Focus Marketing and Distribution (“GFMD”) since February 1995.  GFMD sells specialized clinical laboratory supplies and diagnostics, research and industrial equipment.  Prior to founding GFMD, Mr. Williams had been the chief executive officer of Rupp & Bowman Company, a marketer of high technology medical equipment and diagnostics for more than 30 years. Since 1981, he has also been chairman of the board and chief executive officer of Immuno Concepts, Inc., a manufacturer of immuno-diagnostic and virology products in Sacramento, California.

	73	1990

CHARLES A. NICHOLS Mr. Nichols is a pharmacist at Southside Pharmacy, Inc., in Corpus Christi, Texas, where he has been the President since 1954. Mr. Nichols was one of the founders of Texas Airsonics, Inc. and served as a director from that company’s inception in 1982 until its acquisition by the Company in July 1996. He also served as treasurer for Texas Airsonics from 1989 to 1996.	77	1996

Directors Whose Terms Expire in 2004	Age	Year First Became Director

WAYNE A. JOHNSON, II
Mr. Johnson is currently general counsel for T-NETIX, Inc., a company engaged in providing specialized telephone call processing and other services to the corrections industry.  He is also legal counsel for, and a director and secretary/treasurer of, 4-0 Studio, Inc., a personalized fitness and nutrition concept center which he co-founded in January 1997.  Mr. Johnson acted as President of 4-0 Studio from its inception through February 1999. From January 1996 to January 2000, Mr. Johnson served as a legal counsel to Racer Components, Inc. and Automotive Digital Systems, Inc., manufacturers and marketers of automotive performance and racing products.  Mr. Johnson served as a director of Texas Airsonics, Inc., from 1984 until its acquisition by the Company in July 1996.

	53	1996

JOHN E. VICKERS III Mr. Vickers was appointed Chief Operating Officer of the Company in May 2000. He previously served the Company as Executive Vice President from August 1998 to May 2000 and as Senior Vice President — Operations from November 1996 to August 1998. Mr. Vickers had served as Texas Airsonics Inc.’s chief financial officer and legal counsel from June 1993 until its acquisition by the Company in July 1996 and had various operating responsibilities with Texas Airsonics. From December 1991 until July 1994, Mr. Vickers has practiced law for over 25 years.	55	1996

WILLIAM S. PARKER Mr. Parker was appointed Senior Vice President — Dental of the Company in August 1998. He is chiefly responsible for the Company’s product development. He had been a consultant, then an employee of the Company in charge of product development since 1991. From 1976 to 1991, he was the president and co-founder of the New Directions Group, Inc., a management consulting firm which had clients such as Ford, Exxon Enterprises, AT&T and Ross Laboratories.	56	1999

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and written representations furnished to the Company, the Company’s officers, directors and ten percent owners timely filed all required reports for 2001 pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.                            EXECUTIVE COMPENSATION

Summary

The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries during 2001, 2000 and 1999 to or on behalf of the Company’s Chief Executive Officer and each of the four other executive officers, as of December 31, 2001, who earned in excess of $100,000 in salary and bonus in 2001 (the “Named Officers”).

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Option/SARs (#)	Compensation ($)(a)
Ben J. Gallant Chief Executive Officer and President	2001	250,000	15,000	-0-	10,629
	2000	250,000	-0-	150,000	9,709
	1999	225,000	10,000	37,500	8,911

John E. Vickers III Chief Operating Officer	2001	175,000	10,000	-0-	500
	2000	175,000	-0-	75,000	500
	1999	150,000	7,500	25,000	500

William S. Parker Senior Vice President — Dental	2001	135,000	6,500	-0-	500
	2000	135,000	-0-	100,000	500
	1999	131,625	7,500	25,000	500

John A. Miller Executive Vice President — Sales	2001	148,750	6,500	50,000	-0-
	2000	135,000	-0-	35,000	-0-
	1999	80,000	5,000	5,000	-0-

Hans H. Nahme (b) Vice President Sales — International	2001	135,000	6,500	-0-	500
	2000	135,000	-0-	35,000	500
	1999	68,750	7,500	5,000	-0-

(a)                                  Includes $500 401(k) contribution matching (other than for Mr. Miller) and, with respect to Mr. Gallant, $10,129 for life insurance premiums, paid during 2001.

(b)                                 Mr. Nahme resigned from the Company on January 11, 2002.

Option Grants

The following table provides information with respect to options granted to the Named Officers during 2001:

Option Grants in Last Fiscal Year

Individual Grants
	Number of Securities Underlying Options	% of options granted to employees in	Exercise or base	Expiration	Potential realizable value at assumed annual rates of stock price appreciation for option term (b)
	Granted (a)	fiscal year	price ($/sh)	date	5%($)	10%($)
John A. Miller	50,000	66%	$0.60	12/20/2011	$78,320	$142,480
Ben J. Gallant	—	—	—	n/a	—	—
John E. Vickers III	—	—	—	n/a	—	—
William S. Parker	—	—	—	n/a	—	—
Hans H. Nahme	—	—	—	n/a	—	—

(a)          These options were granted December 20, 2001 under the Company’s Non-Qualified and Long-Term Incentive Plan and vest at the rate of one-half on March 20, 2002 and the remaining shares on September 20, 2002, or immediately upon a change in control of the Company.

(b)         Represents the value of the option at the end of its term, assuming the market price of the Common Stock appreciates at annually compounded rates of 5% and 10%.  These amounts represent assumed rates of appreciation only.  Actual gains, if any, will be dependent on overall market conditions and on future performance of the Common Stock.  There can be no assurance that the amounts reflected in the table will be achieved.

Option Holdings

The following table provides information with respect to the unexercised options held as of the end of 2001 by the Named Officers.  The Named Officers did not exercise any options during 2001.

Aggregated Option/SAR Exercises In

Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Number of Unexercised Options/SARs at Fiscal Year End (#)		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End ($)(a)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Ben J. Gallant	65,000	160,000	-0-	-0-
John E. Vickers III	43,333	106,667	-0-	-0-
William S. Parker	49,584	66,666	-0-	-0-
John A. Miller	11,667	73,333	-0-	$36,500
Hans H. Nahme	11,667	23,333	-0-	-0-

(a)                      Value was determined by multiplying the number of shares subject to an option by the difference between the closing price of the Common Stock at year-end on The Nasdaq National Market and the option exercise price.

Employment Agreements

Effective August 1, 1996, the Company entered into an employment agreement with Ben J. Gallant, naming Mr. Gallant as the Company’s Chief Executive Officer, Chief Operating Officer and President.  The employment agreement had an initial term of three years.  The term of the agreement has now been extended through July 31, 2003.  The employment agreement, as amended, provides for an annual base salary of $250,000, maintenance of a life insurance policy, an automobile allowance and the right to such benefits under the Company’s employee benefit plans as are available to executive management.  The employment agreement may be terminated at any time if Mr. Gallant commits a material criminal act, fraud, dishonesty or malfeasance with respect to the Company or his employment.  In the event (i) his employment is terminated without cause, or (ii) the Company liquidates, dissolves, merges with, or transfers substantially all of its assets to a company which does not assume the Company’s obligations under the employment agreement, Mr. Gallant will continue to be entitled to his base salary and health coverage through the end of the term. Mr. Gallant has agreed not to compete with the Company during his employment and for one year after termination.

Compensation of Directors

Directors who are not officers or employees of the Company are entitled to a fee of $1,000 for each Board meeting attended and are reimbursed for expenses incurred in connection with their attendance at meetings. In addition, such directors receive an annual option grant to purchase 312 shares of Common Stock at an exercise price equal to the market value per share on the date of grant.  Such options become exercisable in equal annual installments over four years as long as the optionee remains a director and expire ten years after the grant date.  In 2001, each director was granted an additional option to purchase 312 shares under the Long-Term Incentive Plan of Common Stock at an exercise price equal to $0.86.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Common Stock as of March 20, 2002, except as otherwise indicated, by each current director, each director nominee, each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” all current directors and executive officers as a group, and each person who is known by the Company to own beneficially 5% or more of the Company’s outstanding shares of Common Stock (each, a “5% Owner”).

Name (1)	Number of Shares (2)		Percent of Class (3)
William D. Myers	1,084,714	(4)	14.5
Ben J. Gallant	1,006,864		13.5
Irene M. Myers	549,072	(4)	7.3
Ultrak, Inc.	540,000		7.2
Michael F. Radner	532,601	(5)	7.1
Charles A. Nichols	498,794		6.7
William D. Maroney	411,308	(6)	5.5
Wayne A. Johnson II	255,621	(7)	3.4
John E. Vickers III	132,783		1.8
William S. Parker	49,584		*
John A. Miller	36,667		*
Hans H. Nahme	11,667		*
Bertrand R. Williams, Sr.	10,173		*
Gary Chatham	7,943		*
All current executive officers and directors as a group (10 persons)	2,421,404	(8)	32.4

* Less than one percent.

(1)                      The business addresses of the 5% Owners are as follows: William D. Myers and Irene M. Myers, 29877 Telegraph Road, Southfield, Michigan 48034; Ben J. Gallant, William D. Maroney and Charles A. Nichols, 5555 Bear Lane, Corpus Christi, Texas 78405; Michael F. Radner, 18860 West Ten Mile Road, Southfield, Michigan 48075; Ultrak, Inc., 1301 Water’s Ridge Dr., Lewisville, Texas 75057.

(2)                      The column sets forth shares of Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the SEC, including shares of Common Stock that may be acquired upon the exercise of stock options or warrants that are presently exercisable or become exercisable within 60 days, as follows: Ben J. Gallant — 65,000 shares; William D. Myers — 2,128 shares; William D. Maroney — 780 shares; Charles A. Nichols — 1,092 shares; Wayne A. Johnson, II — 1,092 shares; John E. Vickers — 43,333 shares; William S. Parker — 49,584 shares; Ultrak, Inc. — 540,000 shares; Bertrand R. Williams, Sr. — 2,652 shares Gary Chatham — 468 shares; and all current executive officers and directors as a group — 56,277 shares.  Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the following footnotes.

(3)                      For purposes of calculating the percentage of Common Stock beneficially owned by any person in the table, the shares issuable to such person under stock options or warrants exercisable currently or within 60 days are considered outstanding and are added to the shares of Common Stock actually outstanding.

(4)                      The number of shares is based on information contained in an amended Schedule 13D, dated April 23, 2000, filed with the Securities and Exchange Commission by Dr. William D. Myers and his spouse, Irene Myers.  Includes 533,514 owned by Dr. Myers, 2,128 shares which Dr. Myers has the right to acquire currently or within the next 60 days, 399,072 shares of Common Stock owned jointly by Dr. and Mrs. Myers and 150,000 shares owned individually by Irene Myers.

(5)                      The number of shares is based on information contained in an amended Schedule 13D, dated April 18, 2000, filed with the Securities and Exchange Commission by Mr. Radner.

(6)                      Includes 316,359 shares of Common Stock owned by Mr. Maroney’s wife, Aimeé Maroney, as to which Mr. Maroney shares voting and dispositive power.

(7)                      Includes 37,975 shares of Common Stock owned by three family trusts for which Mr. Johnson is the trustee.

(8)                      Includes the shares described in footnotes 2 (other than shares beneficially owned by William D. Myers, and Ultrak, Inc.), 6 and 7.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      Not applicable.

PART IV

ITEM 14.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.        Financial Statements:  The following financial statements of American Medical Technologies, Inc.  are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Auditors
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements

2.       Financial Statement Schedules: The following financial statement schedule is attached to this report.

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3.       Exhibits: The exhibits included as part of this report are listed in the attached  Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

American Dental Technologies, Inc.

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions Describe		Balance at End of Period
Year Ended December 31, 1999

Valuation allowance for accounts receivable	175,000	13,000	(1)	—		188,000
Valuation allowance for inventories	555,000	257,000	(2)	—		812,000
Valuation allowance for deferred taxes	—	—		—		—

Year Ended December 31, 2000

Valuation allowance for accounts receivable	188,000	42,000	(3)	—		230,000
Valuation allowance for inventories	812,000	873,000	(4)	—		1,685,000
Valuation allowance for deferred taxes	—	5,649,000	(5)	—		5,649,000

Year Ended December 31, 2001

Valuation allowance for accounts receivable	230,000	—		54,000	(6)	176,000
Valuation allowance for inventories	1,685,000	964,000	(7)	—		2,649,000
Valuation allowance for deferred taxes	5,649,000	1,302,000	(8)			6,951,000

(1)           Increase in accounts receivable valuation allowance.

(2)           Increase in inventory valuation allowance.

(3)           Increase in accounts receivable valuation allowance.

(4)           Increase in inventory valuation allowance.

(5)           Recording of valuation allowance.

(6)           Reduction in accounts receivable allowance due to collection of reserved accounts.

(7)           Increase in inventory valuation allowance.

(8)           Increase in deferred tax valuation allowance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 29th day of March, 2002.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ Ben J. Gallant
Ben J. Gallant, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

/s/ Ben J. Gallant
Ben J. Gallant	President, CEO, Director and Chairman of the Board (Principal Executive Officer)

/s/ Justin W. Grubbs
Justin W. Grubbs	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ John E. Vickers III
John E. Vickers III	Chief Operating Officer and Director

/s/ Gary A. Chatham
Gary A. Chatham	Director

/s/ Wayne A. Johnson II
Wayne A. Johnson II	Director

/s/ William D. Maroney
William D. Maroney	Director

/s/ Charles A. Nichols
Charles A. Nichols	Director

/s/ William S. Parker
William S. Parker	Director

/s/ Bertrand R. Williams, Sr.
Bertrand R. Williams, Sr.	Director

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.  The Company’s Commission file number is 0-19195.

Exhibit Number	Description of Document

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.4	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 540,000 shares (Form 8-K filed August 20, 1998)

4.2	Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares (Form 8-K filed August 20, 1998)

4.3	Line of Credit of Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.4	Revolving Business Credit Note (LIBOR — Based Interest Rate) between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.5	Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)

4.6	Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)

4.7

Amendment to Revolving Business Credit Note (LIBOR — Based Interest Rate) and Line of Credit Agreement between Bank One and American Medical Technologies, Inc. dated March 23, 2001 (Form 10-K for the year ended December 31, 2000)

4.8

Amendment to Revolving Business Credit Note (LIBOR — Based Interest Rate) and Line of Credit Agreement between Bank One and American Medical Technologies, Inc. dated June 25, 2001 (Form 10-Q for the period ended June 30, 2001)

4.9	Loan Agreement between ValueBank Texas and American Medical Technologies, Inc., dated October 3, 2001 (Form 10-Q for the period ended September 30, 2001)

4.10	Note Agreement between U.S. Small Business Administration and American Medical Technologies, Inc., dated October 3, 2001 (Form 10-Q for the period ended September 30, 2001)

4.11	Deed of Trust, Security Agreement and Assignment of Rents between American Medical Technologies, Inc. and ValueBank Texas, dated October 3, 2001 (Form 10-Q for the period ended September 30, 2001)

4.12

Deed of Trust, Assignment of Rents and Leases and Security Agreement between American Medical Technologies, Inc. and Bank One, dated November 8, 2001 (Form 10-Q for the period ended September 30, 2001)

4.13	Second Amended and Restated Forbearance Agreement between Bank One and American Medical Technologies, Inc., effective February 18, 2002

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4*	Employment Agreement dated August 1, 1996 between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for year ended December 31, 1996)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.6**	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9**	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11*	First Amendment, dated August 1, 1999 to Employment Agreement between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for the year ended December 31, 1999)

10.12*	Second Amendment, effective August 1, 2001 to Employment Agreement between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for the year ended December 31, 2000)

21.1	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

23.1	Consent of Independent Auditors

*Identifies current management contracts or compensatory plans or arrangements.

**Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.