Form 10-Q
period 2002-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-05-15
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002.

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

Yes  ☒                  No  ☐

Number of shares outstanding of the registrant’s common stock as of May 1, 2002:

6,862,348 Shares

PART I                                                        FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2002	2001

Revenues	$3,019,998	$4,452,425
Royalties	34,973	43,345
	3,054,971	4,495,770

Cost of sales	1,782,007	1,982,951
Gross profit	1,272,964	2,512,819

Selling, general and administrative	1,907,981	2,219,599
Research and development	112,548	150,505
Income (loss) from operations	(747,565)	142,715

Other income (expense):
Other income	10,912	21,308
Interest expense	(52,093)	(47,190)
Income (loss) before income taxes	(788,746)	116,833

Income tax expense (benefit)	—	12,000

Net income (loss)	$(788,746)	$104,833

Net income (loss) per share	$(0.11)	$0.01

Net income (loss) per share assuming dilution	$(0.11)	$0.01

See accompanying notes.

American Medical Technologies, Inc.

Consolidated Balance Sheets

	March 31 2002	December 31 2001
	(Unaudited)

ASSETS
Current assets:
Cash	$182,867	$579,667
Accounts receivable, less allowance of $169,000 in 2002 and $176,000 in 2001	745,813	1,272,703
Inventories	6,959,253	7,182,780
Prepaid expenses and other current assets	483,746	310,669
Total current assets	8,371,679	9,345,819

Property and equipment, net	2,020,785	2,090,970

Intangible assets, net:
Goodwill	2,175,238	2,175,238
Other	557,769	584,403
	2,733,007	2,759,641

Total assets	$13,125,471	$14,196,430

See accompanying notes.

	March 31 2002	December 31 2001
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,172,065	$2,751,270
Compensation and employee benefits	228,024	262,703
Other accrued liabilities	546,775	518,916
Current notes payable	2,294,075	1,959,075
Total current liabilities	5,240,939	5,491,964

Other non-current liabilities	59,803	78,048

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 6,862,348 shares in 2002 and 2001	274,497	274,497
Warrants and options	801,000	801,000
Additional paid-in capital	41,615,342	41,615,342
Accumulated deficit	(34,292,099)	(33,503,353)
Foreign currency translation	(574,011)	(561,068)
Total stockholders’ equity	7,824,729	8,626,418
Total liabilities and stockholders’ equity	$13,125,471	$14,196,430

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$(788,746)	$104,833
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	82,275	108,081
Amortization	26,634	121,256
Provision for warranty expense	(41,352)	—
Provision for doubtful accounts	(7,000)	—
Provision for slow-moving inventory	127,823	—
Loss on disposal of assets	181	2,131
Changes in operating assets and liabilities:
Accounts receivable	537,040	891,888
Inventories	109,746	59,447
Prepaid expenses and other current assets	(172,768)	(9,642)
Accounts payable	(588,775)	(526,043)
Compensation and employee benefits	(34,555)	(4,177)
Other accrued liabilities	46,403	(69,601)
Other non-current liabilities	(18,245)	(25,963)
Net cash provided by (used in) operating activities	(721,339)	652,210

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,000)	(33,678)
Proceeds from sales of assets	729	—
Collections on notes receivable	—	110,856
Increase in intangible assets	—	(53,582)
Net cash provided by (used in) investing activities	(12,271)	23,596

FINANCING ACTIVITIES:
Payments on notes payable	—	(500,000)
Proceeds from notes payable	335,000	—
Repurchase of common stock	—	(107,463)
Net cash provided by (used in) financing activities	335,000	(607,463)

Increase (decrease) in cash	(398,610)	68,343
Effect of exchange rates on cash	1,810	(17,135)
Increase (decrease) in cash	(396,800)	51,208

Cash at beginning of period	579,667	1,549,747

Cash at end of period	$182,867	$1,600,955

See accompanying notes.

American Medical Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2002  (Unaudited)

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

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for other quarters of 2002 or for the year ended December 31, 2002.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Inventories - Inventories consist of the following:

	March 31, 2002	December 31, 2001

Finished goods	$2,649,952	$2,719,012
Raw materials, parts and supplies	4,309,301	4,463,768

	$6,959,253	$7,182,780

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The Company’s inventory reserve is calculated by comparing on hand quantities as of the measurement date to the prior twelve months’ sales.  The reserve calculation assumes that sales for each unit or part will not be less than sales for the prior twelve months.  If sales are significantly different than prior year’s sales for the unit or part, the reserve could be materially impacted.    Changes to the reserves are included in costs of goods sold and have a direct impact on the Company’s financial position and results of operations.  The reserve is calculated differently for finished units than it is for parts.  For finished units, in instances where the on hand quantity exceeds the prior twelve months’ sales, the number of units by which the on hand quantity exceeds the prior twelve months’ sales is 100% reserved.  For parts, when the on hand quantity exceeds the prior twelve months’ sales and usage, the excess inventory is calculated by subtracting the greater of the prior twelve months’ sales and usage or a base quantity of 50 from the quantity on hand.  This excess is then 100% reserved.  The base quantity of 50 represents management’s determination of the minimum quantity of parts needed to fulfill its service, repair, and warranty obligations.  All parts or units with less than twelve months of sales or usage history are excluded from the calculation.  The Company booked a $127,823 increase to the reserve for the three-month period ended March 31, 2002 and a $106,448 decrease to the reserve for the three-month period ended March 31, 2001.  The Company’s reserve for slow moving inventory was $2,256,305 as of March 31, 2002 and $2,128,482 as of December 31, 2001.

Property and equipment - Accumulated depreciation aggregated $1,989,525 at March 31, 2002 and $1,907,721 at December 31, 2001.

Intangible Assets - Accumulated amortization aggregated $3,571,462 at March 31, 2002 and $3,544,828 at December 31, 2001.

New Accounting Standards and Disclosures

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“FASB 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB 142”). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  Amortization expense related to goodwill was approximately $368,000 in 2001.  The Company adopted both statements on January 1, 2002 and tested for impairment as of December 31, 2001.

The FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. FASB 144 supersedes FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and other related accounting guidance. FASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company adopted this statement on January 1, 2002.

Net Income Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended March 31
	2002	2001

Net income (loss)	$(788,746)	$104,833

Numerator for basic and diluted earnings per share - income (loss) available to common stockholders after assumed conversion	$(788,746)	$104,833

Denominator for basic earnings per share - weighted average shares	6,862,348	7,037,696

Effect of dilutive securities:
Employee stock options	—	15,784

Dilutive potential common shares
Denominator for diluted earnings per share – adjusted weighted average shares after assumed conversions	6,862,348	7,053,480

Basic earnings (loss) per share	$(0.11)	$0.01

Diluted earnings (loss) per share	$(0.11)	$0.01

2.             Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was ($801,689) and $34,942 for the three months ended March 31, 2002 and 2001, respectively.

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

	Three Months Ended March 31
	2002	2001
Revenues:
Domestic	$1,961,960	$2,221,202
International	502,368	1,434,319
	$2,464,328	$3,655,521
Reconciliation of revenues:
Total segment revenues	$2,464,328	$3,655,521
Other	590,643	840,249
Total revenues	$3,054,971	$4,495,770

Operational earnings (loss):
Domestic	$(198,218)	$174,476
International	67,541	571,536
	$(130,677)	$746,012
Reconciliation of operational earnings to income (loss) from operations:
Total segment operational earnings	$(130,677)	$746,012
Other operational earnings	154,498	389,484
Research & development expenses	(112,548)	(150,505)
Administrative expenses	(658,838)	(842,276)
Income (loss) from operations	$(747,565)	$142,715

	March 31, 2002	December 31, 2001
Long-lived assets:
Domestic	$4,735,084	$4,834,723
International	18,708	15,888
	$4,753,792	$4,850,611

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the possible failure to maintain the Company’s ability to borrow under its line of credit, the potential inability of the Company to refinance the line of credit indebtedness currently in default prior to the expiration of the bank’s forbearance agreement and the other line of credit due in October of 2002, the lack of availability of a suitable candidate with the requisite experience to fill the vacant Chief Executive Officer position, the Company’s inability to secure the employment of such a candidate, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or  necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2001 Annual Report on Form 10-K.  There have been no material changes to that information during the first quarter of 2002.

Business Model

In 2000, the Company changed its business model and began selling its dental products directly to dentists in the United States through its own sales force.  The revised business model called for the establishment of dental sales and service centers in large metropolitan areas throughout the United States.  The centers were to be staffed with sales personnel, office coordinators responsible for scheduling, coordinating local marketing and reporting to corporate headquarters, and service technicians for installation and technical service support.  Outside the United States, including Canada, American Medical would continue selling its dental products through its strong distributor network.

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

In the third quarter of 2001, in response to the apparent downturn in the economy, the Company began to make changes to the business model.  The Company closed several under-performing sales and service centers and several sales and sales support positions were eliminated.  The remaining offices were reorganized with the creation of regional offices each supporting 2 to 3 satellite offices.  As of March 31, 2002, the Company has 4 regional offices and 8 additional satellite offices operational.

Change in Management

On April 24, 2002 Ben Gallant resigned his position as Chief Executive Officer and resigned from the Company’s Board of Directors. John Vickers, the Company’s Chief Operating Officer, was appointed Chairman of the Board and Interim Chief Executive Officer.  The Board of Directors has formed a search committee to locate and secure the services of a successor to Mr. Gallant who has proven turnaround experience and credibility in the equity funding arena, with a view toward implementing a recapitalization plan.

Results of Operations

The Company had revenues of $3,054,971 for the three-month period ended March 31, 2002 compared to $4,495,770 for the same period in 2001, a decrease of 32%.  The decrease in revenues is primarily due to a decline in international sales.  The decline in international sales was primarily due to the expiration of the sales agreement with the Company’s Japanese distributor on March 31, 2001, and to a lesser extent the downturn in economic conditions in Japan and Asia and the weakness of the Euro compared to the dollar.  The Company is currently evaluating several options for a re-entry to the Japanese market, but does not expect a significant increase in international sales in 2002.

Gross profit as a percentage of revenues was 42% for the three month period ended March 31, 2002, compared to 56% for the same period in 2001.  The decrease in the margin is primarily due to the decline in higher margin international sales, and increased domestic price discounting and sales promotions.

Selling, general and administrative expenses were $1,907,981 for the three-month period ended March 31, 2002 compared to $2,219,599 for the same period in 2001, a decrease of 14%.  The decrease in selling, general and administrative expenses is primarily due to reductions in the number of sales and service centers and headcount reductions as a part of the Company’s cost cutting efforts.

Research and development expenses were $112,548 for the three-month period ended March 31, 2002 compared to $150,505 for the same period in 2001, a decrease of 25%.  The decrease in research and development expenses reflects the launch of the Anthos system dental chairs and units in 2001 and reduced expenses as the development of the Cavilase laser is nearing completion.

Interest expense for the three-month period ended March 31, 2002 was $52,093, compared to $47,190 for the same period in 2001.  The increase in interest expense is the result of the Company’s additional borrowings, which increased the outstanding debt.

Liquidity and Capital Resources

The Company’s operating activities used $721,339 in cash resources during the three-month period ended March 31, 2002.  The cash used in operations in 2002 was primarily due to the net loss of $788,746 and reduction of accounts payable and an increase in prepaid expenses, partially offset by reductions in accounts receivable and inventory.

The Company’s investing activities used $12,271 in cash resources during the three-month period ended March 31, 2002.  The cash used in investing activities in 2002 related primarily to purchase of property and equipment.

The Company’s financing activities provided $335,000 in cash resources during the three-month period ended March 31, 2002.  The cash provided by financing activities was due to additional borrowings on the Company’s line of credit with ValueBank.

The Company had a $7,500,000 revolving bank line of credit that was to expire in September 2002.  The Company’s borrowings under that line are secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

The Company was not in compliance with some of the financial covenants in the bank agreement as of September 30, 2001, and was in default.  On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, and required the bank to forego the exercise of its legal remedies until December 20, 2001.  The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility.  Under the terms of the Forbearance Agreement, the Company began to make principal payments of $30,000 per month on April 15, 2002.  Starting on July 15, 2002, the monthly principal payment will increase to $40,000.  Monthly interest payments are also required.  The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt.  The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million.  Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.  As of May 10, 2002, the outstanding principal on this line of credit is $1,715,656.

On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by a primary lien on the Company’s building and real property and is personally guaranteed by Ben Gallant, who previously served as the Company’s Chairman and Chief Executive Officer.  Mr. Gallant resigned from the Company on April 24, 2002, but remains a guarantor on this loan.  The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced.  The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%.  As of May 10, 2002, the outstanding principal on this line of credit is $606,419.

The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company’s anticipated short term and long term liquidity needs for the foreseeable future, assuming the Company is successful in refinancing the defaulted line of credit.  If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors.  The Company is in the process of raising additional equity capital and has issued an option to purchase 1,000,000 shares of the Company’s common stock to an accredited investor.  The option is exercisable at 75% of the closing bid price on the day immediately preceding the exercise, with a minimum exercise price of $.60, unless otherwise agreed to by the parties.  The exercisability of the option is subject to the effectiveness of the related registration statement filed with the Securities and Exchange Commission and the option expires two months after the date that the registration statement is declared effective.  The Company’s ability to continue operations is dependent on its ability to successfully refinance the defaulted line of credit or obtain a sufficient amount of additional financing to repay the outstanding indebtedness and provide additional working capital.  While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain such additional financing, there is no assurance that the Company will be successful in doing so.  If the Company is not able to repay the outstanding indebtedness on the lines of credit and the banks enforce their security interest in the Company assets securing the debt, the Company may be forced to cease operations.

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II             OTHER INFORMATION

Item 5.    Other Information

The Company has received notice from Nasdaq that the market value of its publicly held shares had fallen below the minimum public float requirement and that its closing bid price had fallen below the minimum price requirement for continued listing on the Nasdaq National Market.  If the Company is unable to regain compliance with the minimum public float requirement for at least 10 consecutive trading days before May 15, 2002 and the minimum price requirement for at least 10 consecutive trading days before May 20, 2002, Nasdaq will give notice to the Company that its shares will be delisted from the Nasdaq National Market.  The Company has the right to appeal the delisting determination to a listing qualifications panel.  The Company has applied to transfer its securities to the Nasdaq SmallCap Market.  To transfer, the Company must satisfy the inclusion requirements for the SmallCap Market, which include a minimum closing bid price of $1.00 per share and a minimum market value of publicly held shares of $1,000,000.  As a result of the filing of the application, the delisting proceedings will be stayed until Nasdaq has completed its review of the application. If the application to transfer is accepted and the listing fee is paid, the Company will have until August 19, 2002 to regain compliance with the minimum price requirement.  The Company may also be eligible for an additional 180 calendar day grace period provided that it meets the initial listing criteria for the SmallCap Market.  There can be no assurance, however, that the application for transfer will be approved. In the event that the common stock is no longer traded on the Nasdaq National Market or SmallCap Market, it may become more difficult to buy and sell the common stock as there will be no established trading market for the stock.

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits.

4.14	Non-Transferable Common Stock Purchase Option, dated May 1, 2002 (filed as an exhibit to the Company’s registration statement on Form S-3, file number 333-87634, and incorporated herein by reference)

4.15	Non-Transferable Common Stock Purchase Warrant issued to Ben J. Gallant, dated April 29, 2002

4.16

Consulting Agreement (including option terms) dated April 24, 2002 between American Medical Technologies, Inc. and Philip Johnston (filed as an exhibit to the Company’s registration statement on Form S-8, file number 333-86964, and incorporated herein by reference)

(b)	There were no Form 8-Ks filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.

Dated: May 15, 2002	By:	/s/ John E. Vickers III
John E. Vickers III
Interim Chief Executive Officer
(on behalf of the registrant)

Dated: May 15, 2002	By:	/s/ Justin W. Grubbs
Justin W. Grubbs
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)