Form 10-K/A
period 2001-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-07-12
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1 to

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

ITEM 1.              DESCRIPTION OF BUSINESS

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

                The Company introduced the “Cavilase”, an Erbium:YAG laser, in late 2001.  The Cavilase delivers pulsed laser energy through a flexible diamond fiber at pulse rates varying from 20 to 60 times per second at up to 6 watts of power.  It is contained in a movable cabinet weighing approximately 160 pounds and can be plugged into a standard outlet.  As of March 25, 2002, the Company had backlog orders of more than $726,295 for the Cavilase.  The Cavilase is in its final stages of development and the Company cannot predict when it will begin filling these orders.

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

Anthos System Dental Chairs and Units

            In May of 2001, American Medical signed an agreement with CEFLA S.c.r.l. granting the Company exclusive rights to distribute, in the United States, the operatory equipment which CEFLA manufactures in Italy under the Anthos trade name. The parties also agreed to integrate the five high-tech dental equipment lines of American Medical into the Anthos chairs and units. The five high-tech dental equipment lines have been integrated, and it is the only chair and unit in the world with these technologies built in.  In September of 2001 the Company received 510(k) FDA clearance to market Anthos System dental units and distribution began in the fourth quarter of 2001.  Anthos System sales represented less than 5% of American Medical’s total revenues during 2001.  As of March 25, 2002, the Company had backlog orders of $320,652 for the Anthos System.

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

United States Regulatory Requirements

                The Federal Food, Drug and Cosmetic Act (“FDC Act”) regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, premarket notification and adherence to the Quality System Regulation (“QSR”) as well as medical device reporting (“MDR”), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive premarket approval by the FDA pursuant to a premarket approval (“PMA”) application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

                Before they can be marketed, most medical devices introduced to the United States market are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a “510(k) Clearance”) or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is “substantially equivalent” to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also 10 require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device’s approved or cleared application.

            The FDA granted 510(k) Clearance to market the KCP for hard-tissue applications and the PulseMaster dental lasers for soft-tissue procedures in late 1992.  510(k) Clearance to market the PAC was granted by the FDA in mid-1995.  The PulseMaster received 510(k) Clearance to market for laser curettage in March 1997 and a diode laser was granted soft tissue 510(k) Clearance in September 1997.  The PulseMaster received 510(k) Clearance to market for selective removal of enamel dental caries in May 1999.  The Anthos System line of dental chairs and units received 510(k) Clearance in August of 2001.  In September of 2001, 501(k) Clearance was granted to market the Cavilase for general hard and soft tissue procedures.

                Pursuant to FDC Act requirements, the Company has registered its manufacturing facility with the FDA as a medical device manufacturer, and listed the medical devices it manufactures. The Company also is subject to inspection on a routine basis for compliance with FDA regulations. These regulations include those covering the QSR, which, unless the device is a Class I exempt device, require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to issues such as design controls, manufacturing, testing and validation activities. Further, the Company is required to comply with other FDA requirements with respect to labeling, and the MDR regulations which require that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. The Company believes that it is currently in material compliance with all relevant QSR and MDR requirements.

                In addition, our product are subject to regulatory requirements covering third-party reimbursement.  Our products are generally purchased by dental or medical professionals who then bill various third party payors, such as government programs or private insurance plans, for the procedures conducted using these products. In the United States third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally have been reimbursed. The inability to obtain reimbursement for services using our products could deter dentists and physicians from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes would act as disincentives for capital investments by dental and medical professionals and could have an adverse effect on our business, financial condition and results of operations.

Foreign Regulatory Requirements

            International sales of medical devices are also subject to the regulatory requirements of each country. Regulation of medical devices in foreign countries varies between countries such as Japan, which has standards similar to the FDA, to countries that have no regulations. The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company complies with the regulatory laws of such countries.  In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. The KCP, PAC, intraoral cameras and lasers have been granted CE mark approvals which are recognized by most European countries, and may be sold in Germany and many other European markets. The PulseMaster and KCP has also been approved for sale in Japan.  American Medical’s dental lasers comply with government regulations in most major countries in Europe, Asia, the Pacific Rim, and North and South America and are marketed for both hard and soft tissue applications, except in Japan, where (as in the United States) they have not been cleared for certain hard-tissue procedures.  Additional foreign authorizations to market its dental products are being sought by the Company where needed.

            Regulation of medical devices in other countries is subject to change and there can be no assurance American Medical will continue to be able to comply with such requirements.  The Company believes that its international sales to date have been in compliance with the laws of the foreign countries in which it has made sales. Failure to comply with the laws of such country could have a material adverse effect on the Company’s operations and, at the very least, could prevent the Company from continuing to sell products in such countries.  Exports of most medical devices are also subject to certain limited FDA regulatory controls.

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

Ben J. Gallant — Mr. Gallant has been the Company’s President and Chief Executive Officer since November 1996 and served as its Chief Operating Officer from September 1996 to May 2000. Mr. Gallant was a founder of Texas Airsonics, Inc., served as a director and chairman of the board from that company’s inception in 1982, was elected president and chief executive officer in 1991 and served in those positions until that company’s acquisition by American Medical in 1996. He is chiefly responsible for the design and development of the Company’s KCP and industrial product lines. Mr. Gallant has been a director of the Company since 1996.

John  E. Vickers III — Mr. Vickers was appointed Chief Operating Officer of the Company in May 2000.  He previously served the Company as Executive Vice President from August 1998 to May 2000 and as Senior Vice President - Operations from November 1996 to August 1998.  Mr. Vickers had served as Texas Airsonics Inc.’s chief financial officer and legal counsel from June 1993 until its acquisition by the Company in July 1996 and had various operating responsibilities with Texas Airsonics.   Mr. Vickers has practiced law for over 25 years. Mr. Vickers has been a director of the Company since 1996.

Justin W. Grubbs — Mr. Grubbs was appointed Chief Financial Officer in July 2000.  Prior to joining the Company he had been employed by the public accounting firm of Ernst & Young LLP for seven years, specializing in entrepreneurial growth companies in the retail, distribution and manufacturing industries.  Mr. Grubbs graduated from Georgetown University in 1993 with dual concentrations in accounting and finance and is a licensed certified public accountant.

William S. Parker — Mr. Parker was appointed Senior Vice President — Dental of the Company in August 1998 and became a Director in November 1999.  He is chiefly responsible for the Company’s product development.  He had been a consultant, then an employee of the Company in charge of product development since 1991.  From 1976 to 1991, he was the president and co-founder of the New Directions Group, Inc., a management consulting firm which had clients such as Ford, Exxon Enterprises, AT&T and Ross Laboratories.

John A. Miller — Mr. Miller was appointed Executive Vice President — Sales in June 2001.  Prior to that he had served as the Vice President — Domestic Sales since June of 2000 and as Vice President — Western Sales from May 1999 until June 2000.  Prior to joining American Medical, Mr. Miller was President of Source One, a marketing, consulting, planning and research firm he founded in 1996.  Mr. Miller has been involved in dental equipment related sales for over ten years.

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

            American Medical leases approximately 600 square feet of office space in Keltern, Germany.

PART II

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                            CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.  The discussion contains certain forward-looking statements relating to the Company’s anticipated future financial condition and operating results and its current business plans.  In the future, the Company’s financial condition and operating results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond its control.  Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report.  See the disclosures under “Item 1 — Business — Forward-Looking Statements.”

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

Inventories — Slow Moving

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

Results of Operations

For the year ended December 31, 2001, the Company’s revenues decreased 26% compared to 2000.  This decrease in revenues was primarily due to a 59% decrease in international revenues due to the expiration of a sales agreement with the Company’s Japanese distributor.  Our Japanese distributor opted not to renew this agreement indicating that it had too  much product in stock.  The Company is currently seeking new distributor partners in Japan, however, due to adverse economic conditions in Japan, we have been unable to engage a new distributor. In 2000 and 1999, sales to this distributor represented 21% and 19% of total revenues, respectively.  If the Company is unable to engage a new Japanese distributor, it could lose sales of approximately $1 million in fiscal year 2002.  The decrease in revenues is also attributable to a decline in attendance at dental trade shows subsequent to the September 11th terrorist attacks.  The overall decline in revenues in 2001 is attributable to all product lines, with the largest revenue decreases in the dental laser, intra-oral camera and plasma arc curing lines.  These three product lines posted revenue declines in 2001 of approximately $2.5 million, $1.3 million, and $1.1 million, respectively.  The Company’s parts and service revenues continued to increase in 2001, growing by approximately $500,000.  The introduction of the Anthos Systems dental chairs added approximately $250,000 to revenues in 2001.  As of March 25, 2002, the Company had backlog orders of more than $320,652 for the Anthos System dental chairs and more than $726,295 for the Cavilase laser.  The Cavilase is in its final stages of development and the Company cannot predict when it will begin filling these orders.

                For the year ended December 31, 2000, the Company’s revenues decreased 18% compared to 1999.  This decrease in revenues was primarily due to a 38% decrease in revenues in the United States.  The decrease in domestic revenues was primarily due to lower revenues during the transition to the new business model.  The new business model attempted to address declining sales and the sale of competitive products by our distributors. The general decline in revenues in 2000 is the result of significant revenue declines in the Company’s plasma arc curing, intra-oral camera and air abrasion product lines.  These three product lines generated revenue declines in 2000 of approximately $3.9 million, $2.5 million, and $2.2 million, respectively.  The decline in air abrasion revenues is due to the continued decline in the air abrasion market and the declines in plasma arc curing and intra-oral cameras are a result of the change in business model as these items are more commodity-like items, which dealers sold well.  These declines were partially offset by increases in dental laser and parts and service revenues.  Dental laser revenues increased by approximately $3.5 million as the market acceptance and popularity of these products continue to increase.  Parts and service revenues increased approximately $500,000 due to the establishment of the sales and service centers throughout the U.S.

                Gross profit as a percentage of revenues was 42% for the year ended December 31, 2001, compared to 45% in 2000 and 48% in 1999.  The decrease in gross margin in 2001 compared to 2000 is the result of the decline in sales, which resulted in an increase in the reserve for slow moving inventory of approximately $588,000 in 2001, and increased discounting domestically subsequent to the September 11th terrorist attacks.  The decrease in gross profit as a percentage of revenues in 2000 was due to the Company increasing its reserve for slow-moving inventory in response to the decline in the air abrasion and camera markets.

    Selling, general and administrative expenses were $9,195,306 in 2001, $21,226,253 in 2000 and $10,772,746 in 1999.  The amount of expenses in 2000 reflects non-cash impairment charges and charges related to demonstration inventory units.  In 2000, the continued decline in sales of the Company’s KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc. Texas Airsonics, Inc. was the inventor and manufacturer of the Company’s KCP units prior to the merger of the two companies in 1996 and certain of our officers and directors were officers and directors of Texas Airsonics, Inc.  Following the guidance of FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company projected future cash flows for these products based on management’s best estimates of likely future sales, less costs of goods sold and selling expenses.  The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed.  To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment.   The Company recorded an impairment of approximately $9.2 million to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets.  This impairment expense is included in selling, general and administrative expenses on the statement of operations in 2000.

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

                Research and development expenses were $796,424 in 2001, $966,382 in 2000, and $931,189 in 1999.  The expenditures related primarily to the development of new products and enhancements to current products.  The decrease in 2001 reflects the substantial completion of two major projects in 2001, the Cavilase and the Anthos System dental chairs and units.  Historically, research and development expenses have been higher in the earlier stages of product development than in the finishing stages..

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

Liquidity and Capital Resources

                The Company’s operating activities used $130,332 in cash resources in 2001.  Cash used by operating activities in 2001 was due largely to the net loss of $3,978,259 and the increase in inventory of $988,914.  This increase was due to the Company building inventory to prepare for the fall trade shows, as the fourth quarter is typically the Company’s highest sales volume quarter.  After the September 11, 2001 terrorist attacks, several trade shows were canceled and those that were not canceled had significant declines in attendance.  As a result, the Company has more inventory on hand that it would have normally anticipated.  Operating cash flows were reduced by the decrease in accounts receivable of $2,095,015, the increase in accounts payable of $1,119,524, and non-cash expenses such as depreciation and amortization.  Accounts receivable has steadily decreased due to the change to selling direct rather than through dealers and the decline in international sales.  The direct sales are often paid for using cash, credit cards, or through outside financing rather than the open account terms offered to the dealers.  The increase in payables is due to the Company’s decreased cash flows in the fourth quarter.

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

In 2000 and 2001, after comparing the book value of the Company’s shares of its common stock to the trading price, the Company’s Board of Directors authorized and implemented a stock repurchase program pursuant to which it would repurchase up to $1 million of its common stock.  At the time of authorization, the Company was generating cash flows and the Board of Directors perceived the repurchase program to be in the best interests of the Company.  During 2001, the Company repurchased 219,749 shares of its common stock, representing approximately $328,000 of the $1 million repurchase authorized by the Board of Directors.  The repurchased shares constitute approximately 3% of the total number of shares of common stock currently outstanding.  As sales continued to decline and cash flow became a concern, the Board of Directors decided to cease repurchasing shares.  The last date shares of common stock were repurchased by the Company was July 17, 2001.

                During 2001, the Company had a $7,500,000 revolving line of credit from a bank which was to expire in September 2002.  The Company’s borrowings under that line are secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

                The Company was not in compliance with one of the financial covenants in the agreement as of September 30, 2001, and was in default.  The covenant required the Company to maintain a ratio of EBITDA, as defined in the agreement, to debt service, as defined in the agreement, of not less than 2 to 1 for the most recent twelve months.  Due to the net loss sustained over the previous twelve months, the Company did not meet this covenant. On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001.  The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility.  Under the terms of the Forbearance Agreement, the Company will make principal payments of $30,000 per month beginning on April 15, 2002.  Starting on July 15, 2002, the monthly principal payment will increase to $40,000.  Monthly interest payments are also required.  The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt.  The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million.  Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents. As of December 31, 2001, the outstanding principal on this line of credit is $1,745,656 and the Company was in compliance with all terms of the forbearance agreement.

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

            The Company’s independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.  While the Company believes that it will be successful in refinancing the defaulted line of credit, there can be no assurance that the Company will be able to accomplish this.  If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors.  The Company’s ability to continue operations is dependent on its ability to successfully refinance the defaulted line of credit or obtain a sufficient amount of additional financing to repay the outstanding indebtedness and provide additional working capital. While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain such additional financing, there is no assurance that the Company will be successful in doing so.  The Company anticipates that it can continue operations only through the current fiscal year if it is unable to refinance the defaulted line of credit or obtain additional financing.  If the Company is not able to repay the outstanding indebtedness on the lines of credit and the banks enforce their security interest in the Company assets securing the debt, the Company may be forced to cease operations.

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

                                                                                                                                                Ernst & Young llp

San Antonio, Texas

March 1, 2002

American Medical Technologies, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2001	2000	1999
Revenues	$14,473,051	$19,685,222	$24,201,163
Royalties	215,635	217,024	168,364
	14,688,686	19,902,246	24,369,527

Cost of sales	8,634,543	11,130,379	12,778,664
Gross profit	6,054,143	8,771,867	11,590,863

Selling, general and administrative	9,195,306	21,226,253	10,772,746
Research and development	796,424	966,382	931,189
Income (loss) from operations	(3,937,587)	(13,420,768)	(113,072)
Other income (expense)
License transfer fees	—	—	665,000
Other income	118,237	83,773	857,116
Interest expense	(158,909)	(322,475)	(401,438)
Income (loss) before income taxes	(3,978,259)	(13,659,470)	1,007,606
Income tax (benefit) expense	—	4,744,000	616,000
Net income (loss)	$(3,978,259)	$(18,403,470)	$391,606

Net income (loss) per share	($0.57)	($2.53)	$0.05

Net income (loss) per share assuming dilution	($0.57)	($2.53)	$0.05

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

See accompanying notes.

American Medical Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2001	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(3,978,259)	$(18,403,470)	$391,606
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	423,102	502,624	413,977
Amortization	486,473	1,466,407	1,454,401
Impairment of intangible assets	213,181	9,233,907	—
Deferred taxes	—	4,744,000	558,619
Provision for slow-moving inventory	588,026	873,298	256,615
Provision for doubtful accounts	—	42,000	13,000
Net (gain) loss on disposal of assets	1,541	1,243,887	(179,368)
Changes in operating assets and liabilities:
Accounts receivable	2,095,015	1,282,575	198,110
Inventories	(886,251)	864,588	1,144,392
Prepaid expenses and other current assets	109,741	111,056	400,884
Accounts payable	1,119,524	(689,035)	(556,620)
Compensation and employee benefits	(23,605)	68,535	(187,112)
Other accrued liabilities	(183,904)	130,164	(248,727)
Other non-current liabilities	(94,916)	(50,314)	(798,880)
Net cash provided by (used in) operating activities	(130,332)	1,420,222	2,860,897

INVESTING ACTIVITIES
Purchases of property, plant & equipment	(130,821)	(399,981)	(986,982)
Proceeds from sales of assets	1,300	1,000	769,367
Collections on notes receivable	224,785	531,407	300,000
Increase in intangible assets	(60,164)	(173,544)	(231,480)
Net cash provided by (used in) investing activities	35,100	(41,118)	(149,095)

FINANCING ACTIVITIES
Payments on note payable	(754,344)	(2,650,000)	(800,000)
Proceeds from note payable	213,419	—	—
Repurchase of common stock	(328,019)	(389,498)	(91,339)
Proceeds from exercise of stock options	—	—	42,903
Net cash used in financing activities	(868,944)	(3,039,498)	(848,436)
Increase (decrease) in cash	(964,176)	(1,660,394)	1,863,366
Effect of exchange rates on cash	(5,904)	(20,506)	(42,123)
Increase (decrease) in cash	(970,080)	(1,680,900)	1,821,243

Cash at beginning of year	1,549,747	3,230,647	1,409,404

Cash at end of year	$579,667	$1,549,747	$3,230,647

See accompanying notes.

American Medical Technologies, Inc

Consolidated Statements of Stockholders’ Equity

			Additional			Foreign
	Common Stock		Paid-In	Warrants and	Accumulated	Currency
	Shares	Amount	Capital	Options	Deficit	Translation	Total
Balance at December 31, 1998	7,419,259	$296,773	$42,359,016	$772,500	$(11,513,230)	$(105,757)	$31,809,302
Net income for 1999					391,606		391,606
Foreign currency translation						(162,589)	(162,589)
Comprehensive income							229,017
Exercise of stock options	12,788	512	42,391				42,903
Issuance of common stock for intangible assets				28,500			28,500
Repurchase of common stock	(64,200)	(2,568)	(88,771)				(91,339)
Balance at December 31, 1999	7,367,847	294,717	42,312,636	801,000	(11,121,624)	(268,346)	32,018,383
Net loss for 2000					(18,403,470)		(18,403,470)
Foreign currency translation						(223,548)	(223,548)
Comprehensive loss							(18,627,018)
Repurchase of common stock	(286,750)	(11,470)	(378,028)				(389,498)
Balance at December 31, 2000	7,081,097	283,247	41,934,608	801,000	(29,525,094)	(491,894)	13,001,867
Net loss for 2001					(3,978,259)		(3,978,259)
Foreign currency translation						(69,174)	(69,174)
Comprehensive loss							(4,047,433)
Repurchase of common stock	(218,749)	(8,750)	(319,266)				(328,016)
Balance at December 31, 2001	6,862,348	$274,497	$41,615,342	$801,000	$(33,503,353)	$(561,068)	$8,626,418

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

Inventories at December 31, 2001 and 2000 are net of valuation allowances of $2,273,039 and $1,685,013, respectively.  The increase in the valuation allowance for 2002 is attributable to the recent decline in sales which resulted in uncertainty as to whether or not significant portions of the Company’s inventory costs will be recoverable.

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

The Company periodically evaluates intangible assets for indicators of impairment in value.  When impairment is indicated, the Company revalues the assets based on their estimated fair value.  In 2000, the continued decline in sales of the Company’s KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc.  Following the guidance of FASB Statement No.  121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company projected future cash flows for these products based on management’s best estimates of likely future sales, less costs of goods sold and selling expenses.  The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed.  To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment.   The Company recorded an impairment of approximately $9.2 million to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets.  This impairment expense is included in Selling General and Administrative Expenses on the Statement of Operations. In the fourth quarter of 2001, the Company decided not to enter the digital dental x-ray market.  The Company had previously purchased the rights to a digital dental x-ray technology for $252,500.  With the decision not to enter the digital dental x-ray market at this time, the unamortized balance of $213,181 related to this asset was determined to be impaired.

Net Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	2001	2000	1999
Numerator:
Net income (loss)	$(3,978,258)	$(18,403,470)	$391,606

Numerator for basic and diluted earnings per share — income available to common stockholders after assumed conversions	$(3,978,258)	$(18,403,470)	$391,606

Denominator:
Denominator for basic earnings per share — weighted-average shares	6,923,347	7,284,443	7,424,433

Effect of dilutive securities:	—	—	21,736
Employee stock options	—	—	—
Warrants

Dilutive potential common shares
Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	6,923,347	7,284,443	7,446,169

Net income (loss) per share	$(.57)	$(2.53)	$0.05
Net income (loss) per share assuming dilution	$(.57)	$(2.53)	$0.05

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

The Company leases certain manufacturing equipment under capital leases.  Equipment related to capital leases had a total cost of $286,179 and $489,179 and accumulated depreciation of $205,096 and $311,560 at December 31, 2001 and 2000, respectively.  Amortization related to assets held under capital leases is included in depreciation expense.  The Company leases office space, vehicles, and office machines under operating leases.  Future minimum lease payments under capital and operating leases as of December 31, 2001 are as follows:

	Operating	Capital
Year	Leases	Leases
2002	$351,687	$79,066
2003	122,334	47,777
2004	23,908	—
	$497,929	126,843
Less amount representing interest		(12,174)
		$114,669

Capital lease obligations at December 31, 2001 consisted of the following:

Current portion	$69,347
Non-current portion	45,322
Total capital lease obligations	$114,669

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	2001	2000	1999
Pro forma net income (loss)	$(3,994,931)	$(18,429,417)	$366,875
Pro forma net income (loss) per share	$(0.58)	$(2.53)	$0.05
Pro forma net income (loss) per share assuming dilution	$(0.58)	$(2.53)	$0.05

Stock option activity is summarized as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at January 1, 1999	739,108	5.57
Exercisable at January 1, 1999	535,598	5.63

Options granted	111,872	3.47
Options exercised	(12,788)	3.36
Options canceled	(182,928)	6.29

Outstanding at December 31, 1999	655,264	5.06
Exercisable at December 31, 1999	535,598	6.19

Options granted	401,248	1.38
Options exercised	—	—
Options canceled	(359,621)	4.49

Outstanding at December 31, 2000	696,891	3.24
Exercisable at December 31, 2000	309,786	5.49

Options granted	76,560	0.61
Options exercised	—	—
Options canceled	(104,736)	4.64

Outstanding at December 31, 2001	668,715	2.12
Exercisable at December 31, 2001	215,112	3.93

The weighted-average fair value of options granted during the year was $.43, $.92 and $3.46 in 2001, 2000 and 1999, respectively.

A summary of options outstanding as of December 31, 2001 is as follows:

				Weighted
	Number of	Number of	Weighted	Average
Range of	Options	Options	Average	Remaining
Exercise Prices	Outstanding	Exercisable	Exercise Price	Contractual Life
$50.00 - $10.75	4,999	4,999	$26.34		.51 years
$9.50 - $5.38	181,792	51,792	$5.59	5	.34 years
$4.00 - $2.00	25,693	25,303	$3.65	2	.36 years
$1.38 - $0.60	456,231	133,018	$1.25	8	.84 years

Warrant activity is summarized as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 1999	2,930,868	5.46
Exercisable at January 1, 1999	2,930,868	5.46

Warrants issued	50,000	4.13
Warrants exercised	—	—
Warrants canceled	(2,232,618)	5.50
Outstanding at December 31, 1999	748,250	5.21
Exercisable at December 31, 1999	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—
Outstanding at December 31, 2000	748,250	5.21
Exercisable at December 31, 2000	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—
Outstanding at December 31, 2001	748,250	5.21
Exercisable at December 31, 2001	748,250	5.21

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

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras.  Domestically, prior to the adoption of its new business model in February 2000, the Company maintained a nationwide sales force to generate sales and assist its dealer network.  Subsequent to the adoption of the new business model, the Company sells its products direct to the consumer through its nationwide network of sales and service branch offices. Internationally, with the exception of a small number of personnel in Germany, the Company has not maintained its own sales force and continues to sell its products through regional dental distributors.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, include industrial products and royalty income.

The accounting policies of the business segments are consistent with those described in Note 1.

	2001	2000	1999
Revenues:
Domestic	$10,430,196	$10,646,392	$15,174,499
International	3,459,628	8,339,465	8,309,990
	$13,889,824	$18,985,857	$23,484,489
Reconciliation of revenues:
Total segment revenues	$13,889,824	$18,985,857	$23,484,489
Other	798,862	916,389	885,038
Total revenues	$14,688,686	$19,902,246	$24,369,527

Operational earnings (loss):
Domestic	$(733,584)	$(2,085,460)	$1,295,036
International	660,017	3,088,126	2,896,915
	$(73,567)	$1,002,666	$4,191,951

Reconciliation of operational earnings
(loss) to loss from operations:
Total segment operational earnings	$(73,567)	$1,002,666	$4,191,951
Other operational earnings (loss)	493,946	563,755	529,038
Research & development expenses	(796,424)	(966,382)	(931,189)
Administrative expenses	(3,561,542)	(14,024,076)	(3,902,872)
Loss from operations	$(3,937,587)	$(13,420,768)	$(113,072)

International revenues by country:
Japan	$1,260,492	$3,890,017	$4,496,398
Germany	831,472	1,601,502	1,717,379
Italy	909,520	1,269,305	717,502
Canada	71,772	315,343	396,201
Other	146,611	914,528	653,940
	$3,219,867	$7,990,695	$7,981,420

Long lived assets (excluding deferred taxes):
Domestic	$2,075,082	$2,370,204	$2,436,122
International	15,888	19,747	11,784
	$2,090,970	$2,389,951	$2,447,906

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

9.         Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31 2001	June 30 2001	September 30 2001	December 31 2001
Revenues	$4,495,770	$3,697,468	$2,605,788	$3,889,660
Gross profit	2,512,819	1,718,325	1,107,738	715,261	(1), (2)
Net income (loss)	104,833	(806,699)	(1,209,242)	(2,067,151)
Net income (loss) per share assuming dilution	$0.01	$(0.12)	$(0.18)	$(.28)

	Three Months Ended
	March 31 2000	June 30 2000	September 30 2000	December 31 2000
Revenues	$4,700,106	$5,489,878	$4,557,731	$5,154,532
Gross profit	1,955,616	3,126,379	2,589,671	1,100,202	(1)
Net income (loss)	(745,980)	138,117	(247,908)	(17,547,669	)(3)
Net income (loss) per share assuming dilution	$(0.10)	$0.02	$(0.03)	$(2.43)

(1)        In the fourth quarter of each year the Company conducts its annual physical inventory count.  Any expense or loss booked in association with the physical count is booked in the fourth quarter.  Inventory count adjustments charged to expense in the fourth quarter were approximately $360,000 and $777,000 in 2001 and 2000, respectively.

(2)          In the fourth quarter of 2001, the Company reassessed its slow moving inventory reserve based on the events of September 11 and the decline in revenues.  This reassessment resulted in a charge of approximately $650,000 in the fourth quarter of 2001.

(3)      Includes impairment charges of $9.2 million related to intangibles associated with the air abrasion and camera product lines, a charge to increase the reserve for slow moving inventory by $.8 million, a write off of demonstration inventory of $1.2 million related to the change in the business model, and a deferred income tax valuation allowance of $5.6 million.  Such adjustments were booked in the fourth quarter, as the effects of the implementation of the new business model could not be evaluated until management deemed the transition to the new business model was substantially completed.

PART III

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Company’s $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration is personally guaranteed by Ben J. Gallant, the Company’s Chairman and Chief Executive Officer.

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

            (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

American Dental Technologies, Inc.

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and	Deductions	at End
Description	of Period	Expenses	Describe	of Period
Year Ended December 31, 1999

Valuation allowance for accounts receivable	175,000	13,000(1)	—	188,000
Valuation allowance for inventories	555,000	257,000(2)	—	812,000
Valuation allowance for deferred taxes	—	—	—	—

Year Ended December 31, 2000

Valuation allowance for accounts receivable	188,000	42,000(3)	—	230,000
Valuation allowance for inventories	812,000	873,000(4)	—	1,685,000
Valuation allowance for deferred taxes	—	5,649,000(5)	—	5,649,000

Year Ended December 31, 2001

Valuation allowance for accounts receivable	230,000	—	54,000(6)	176,000
Valuation allowance for inventories	1,685,000	588,000(7)	—	2,273,000
Valuation allowance for deferred taxes	5,649,000	1,302,000(8)		6,951,000

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

Signatures

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 12th day of July, 2002.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ John E. Vickers III
John E. Vickers III Chief Operating Officer

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

4.13	Second Amended and Restated Forbearance Agreement between Bank One and American Medical Technologies, Inc., effective February 18, 2002 (Form 10-K for the year ended December 31, 2002)

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4*	Employment Agreement dated August 1, 1996 between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for year ended December 31, 1996)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.6**	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9**	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11*	First Amendment, dated August 1, 1999 to Employment Agreement between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for the year ended December 31, 1999)

10.12*	Second Amendment, effective August 1, 2001 to Employment Agreement between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for the year ended December 31, 2000)

21.1	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

23.1	Consent of Independent Auditors

  *Identifies current management contracts or compensatory plans or arrangements.

**Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.