Form 10-Q/A
period 2002-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-07-12
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to

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

6,862,348 Shares

PART I   FINANCIAL INFORMATION

ITEM 1.              Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2002	2001

Revenues	$3,019,998	$4,452,425
Royalties	34,973	43,345
	3,054,971	4,495,770

Cost of sales	1,782,007	1,982,951
Gross profit	1,272,964	2,512,819

Selling, general and administrative	1,907,981	2,219,599
Research and development	112,548	150,505
Income (loss) from operations	(747,565)	142,715

Other income (expense):
Other income	10,912	21,308
Interest expense	(52,093)	(47,190)
Income (loss) before income taxes	(788,746)	116,833

Income tax expense (benefit)	—	12,000

Net income (loss)	$(788,746)	$104,833

Net income (loss) per share	$(0.11)	$0.01

Net income (loss) per share assuming dilution	$(0.11)	$0.01

See accompanying notes.

American Medical Technologies, Inc.

Consolidated Balance Sheets

	March 31	December 31
	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash	$182,867	$579,667
Accounts receivable, less allowance of $169,000 in 2002 and $176,000 in 2001	745,813	1,272,703

Inventories	6,959,253	7,182,780
Prepaid expenses and other current assets	483,746	310,669
Total current assets	8,371,679	9,345,819

Property and equipment, net	2,020,785	2,090,970
Intangible assets, net:
Goodwill	2,175,238	2,175,238
Other	557,769	584,403
	2,733,007	2,759,641

Total assets	$13,125,471	$14,196,430

See accompanying notes.

American Medical Technologies, Inc.

Consolidated Balance Sheets

	March 31	December 31
	2002	2001
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,172,065	$2,751,270
Compensation and employee benefits	228,024	262,703
Other accrued liabilities	546,775	518,916
Current notes payable	2,294,075	1,959,075
Total current liabilities	5,240,939	5,491,964

Other non-current liabilities	59,803	78,048

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 6,862,348 shares in 2002 and 2001	274,497	274,497
Warrants and options	801,000	801,000
Additional paid-in capital	41,615,342	41,615,342
Accumulated deficit	(34,292,099)	(33,503,353)
Foreign currency translation	(574,011)	(561,068)
Total stockholders’ equity	7,824,729	8,626,418
Total liabilities and stockholders’ equity	$13,125,471	$14,196,430

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

Property and equipment - Accumulated depreciation aggregated $1,989,525 at March 31, 2002 and $1,907,721 at December 31, 2001.

Intangible Assets - Accumulated amortization aggregated $3,571,462 at March 31, 2002 and $3,544,828 at December 31, 2001.

New Accounting Standards and Disclosures

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“FASB 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB 142”). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  FASB 142 changes the way companies account for goodwill and intangible assets.  Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life.  Rather, goodwill and intangible assets that have indefinite useful lives are and will be tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually using the prescribed two-step process.  The first step is an impairment screening which compares an estimation of the fair value of a reporting unit with the reporting unit’s carrying value.  The Company has determined that its reporting units are to be defined as the two operating segments - Domestic and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required.  If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized in expense at the time of the recognition.  The goodwill of a reporting unit will be tested between the annual test if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount.

The following table shows the effect of the adoption of SFAS 142 on the Company’s net income as of March 31, 2001 as if the adoption had occurred on January 1, 2001:

Pro Forma March 31, 2001

Net income — as reported	$104,833
Amortization	91,754
Adjusted net income	$196,587

Earnings per common share — as reported	$0.01
Amortization	0.01
$0.03

Earnings per common share — assuming dilution — as reported	$0.01
Amortization	0.01
Adjusted earnings per common share — assuming dilution	$0.03

The Company has recorded amortizable intangible assets under the heading Other intangible assets on the Consolidated Balance Sheets. Other intangible assets include the following:

	March 31	December 31
	2002	2001

Patents, trademarks and other	$118,751	$118,751
Distribution agreements	1,000,000	1,000,000
	1,118,751	1,118,751
Accumulated amortization	(560,982)	(534,348)
	$557,769	$584,403

Amortization expense, related to finite-lived intangibles, was approximately $27,000 for the three months ended March 31, 2002 and 2001.  The Company amortizes these intangible assets over 10 to 18 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years:

Estimated Year ended Amortization December 31 Expense

2002	$106,536
2003	106,536
2004	106,536
2005	106,536
2006	106,536

The FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001.  This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for segments of a business to be disposed of.  However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a temporarily controlled subsidiary.  FASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company adopted this statement on January 1, 2002.  The Company evaluated the effect of the adoption of Statement 144 and the Company believes it does not have a material impact to its consolidated financial statements.

Net Income Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended March 31
	2002	2001

Net income (loss)	$(788,746)	$104,833

Numerator for basic and diluted earnings per share — income (loss) available to common stockholders after assumed conversion	$(788,746)	$104,833

Denominator for basic earnings per share — weighted average shares	6,862,348	7,037,696

Effect of dilutive securities: Employee stock options	—	15,784

Dilutive potential common shares Denominator for diluted earnings per share — adjusted weighted average shares after assumed conversions	6,862,348	7,053,480

Basic earnings (loss) per share	($0.11)	$0.01

Diluted earnings (loss) per share	($0.11)	$0.01

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

The accounting policies of the business segments are consistent with those described in Note 1.

	Three Months Ended March 31
	2002	2001
Revenues:
Domestic	$2,437,204	$2,784,524
International	524,000	1,508,427
	$2,961,204	$4,292,951
Reconciliation of revenues:
Total segment revenues	$2,961,204	$4,292,951
Other	93,767	202,819
Total revenues	$3,054,971	$4,495,770

Operational earnings (loss):
Domestic	$(112,298)	$415,529
International	72,064	598,320
	$(40,234)	$1,013,849
Reconciliation of operational earnings
(loss) to income (loss) from operations:
Total segment operational earnings	$(40,234)	$1,013,849
Other operational earnings	64,055	121,647
Research & development expenses	(112,548)	(150,505)
Administrative expenses	(658,838)	(842,276)
Income (loss) from operations	$(747,565)	$142,715

International revenues by country:
Japan	$—	$1,162,955
Germany	122,098	154,631
Italy	153,886	27,382
Canada	42,349	19,653
Other	184,035	69,698
	$502,368	$1,434,319

	March 31, 2002	December 31, 2001
Long-lived assets:
Domestic	$4,735,084	$4,834,723
International	18,708	15,888
	$4,753,792	$4,850,611

PART II             OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K:

(a)           Exhibits.

4.14                           Non-Transferable Common Stock Purchase Option, dated May 1, 2002 (filed as an exhibit to the Company’s registration statement on Form S-3, file number 333-87634, and incorporated herein by reference)

4.15                           Non-Transferable Common Stock Purchase Warrant issued to Ben J. Gallant, dated April 29, 2002 (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference)

4.16                           Consulting Agreement (including option terms) dated April 24, 2002 between American Medical Technologies, Inc. and Philip Johnston (filed as an exhibit to the Company’s registration statement on Form S-8, file number 333-86964, and incorporated herein by reference)

(b)                                 There were no Form 8-Ks filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.

Dated: July 12, 2002	By:	/s/ John E. Vickers III
John E. Vickers III
Chief Operating Officer
(on behalf of the registrant)