Form 10-Q
period 2002-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-08-14
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002.

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

Yes  ☒                  No  ☐

Number of shares outstanding of the registrant’s common stock as of July 31, 2002:

7,362,348 Shares

PART I   FINANCIAL INFORMATION

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Revenues:
Equipment	$2,660,709	$3,633,230	$5,680,708	$8,085,656
Royalties	51,634	64,238	86,607	107,583
	2,712,343	3,697,468	5,767,315	8,193,239
Cost of products sold	1,814,135	1,979,143	3,596,142	3,962,095
Gross profit	898,208	1,718,325	2,171,173	4,231,144

Selling, general and administrative	2,436,129	2,336,155	4,344,111	4,555,754
Research and development	181,873	151,228	294,421	301,733
Restructuring costs	827,679	—	827,679	—
Income (loss) from operations	(2,547,473)	(769,058)	(3,295,038)	(626,343)

Other income (expense):
Other income	4,775	6,384	15,687	27,691
Interest expense	(58,936)	(32,025)	(111,029)	(79,214)
Net income (loss) before taxes	(2,601,634)	(794,699)	(3,390,380)	(677,866)

Income taxes	—	12,000	—	24,000

Net income (loss)	$(2,601,634)	$(806,699)	$(3,390,380)	$(701,866)

Net income (loss) per share	$(0.36)	$(0.12)	$(0.48)	$(0.10)

Net income (loss) per share assuming dilution	$(0.36)	$(0.12)	$(0.48)	$(0.10)

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheets

	June 30 2002	December 31 2001
	(Unaudited)

ASSETS
Current assets:
Cash	$380,892	$579,667
Accounts receivable, less allowance of $169,000 in 2002 and $176,000 in 2001	486,622	1,272,703

Inventories	5,935,528	7,182,780
Prepaid expenses and other current assets	368,045	310,669
Total current assets	7,171,087	9,345,819

Property and equipment, net	1,890,170	2,090,970
Assets held for sale	28,500	—
Intangible assets, net:
Goodwill	2,137,331	2,175,238
Other	531,135	584,403
	2,668,466	2,759,641

Total assets	$11,758,223	$14,196,430

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheets

	June 30 2002	December 31 2001
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,397,854	$2,751,270
Compensation and employee benefits	148,906	262,703
Other accrued liabilities	644,679	518,916
Accrued restructuring costs	698,556	—--
Current notes payable	2,332,075	1,959,075
Total current liabilities	6,222,070	5,491,964

Other non-current liabilities	35,519	78,048

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 7,362,348 shares in 2002 and 6,862,348 in 2001	294,497	274,497
Warrants and options	817,500	801,000
Additional paid-in capital	41,717,178	41,615,342
Accumulated deficit	(36,893,733)	(33,503,353)
Foreign currency translation	(434,808)	(561,068)
Total stockholders’ equity	5,500,634	8,626,418
Total liabilities and stockholders’ equity	$11,758,223	$14,196,430

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,390,380)	$(701,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	163,225	226,339
Amortization	53,268	242,512
Loss on disposal of assets	58,615	880
Impairment of long-lived assets	26,699	—
Issuance of warrant as compensation	16,500	—
Provision for slow moving inventory	22,106
Provision for warranty expense	(48,652)
Provision for bad debts	(7,000)	30,000
Changes in operating assets and liabilities:
Accounts receivable	816,127	1,119,390
Inventories	1,323,577	126,865
Prepaid expenses and other current assets	(56,318)	(25,571)
Assets held for sale	(55,199)	—
Accounts payable	(352,103)	(771,982)
Compensation and employee benefits	(112,756)	(9,652)
Accrued restructuring costs	702,423	—
Other accrued liabilities	219,139	141,545
Other non-current liabilities	(42,529)	(48,387)
Net cash provided by (used in) operating activities	(663,258)	330,072

INVESTING ACTIVITIES:
Purchases of property and equipment	(81,613)	(68,048)
Collections on notes receivable	—	143,593
Proceeds from sale of assets	36,129	1,200
Increase in intangible assets	—	(53,582)
Net cash provided by (used in) investing activities	(45,484)	23,163

FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	373,000	(1,000,000)
Sale of common stock	121,836	—
Repurchase of common stock	—	(265,743)
Net cash provided by (used in) financing activities	494,836	(1,265,743)

Decrease in cash	(213,906)	(912,508)
Effect of exchange rates on cash	15,131	(42,994)
Decrease in cash	(198,755)	(955,503)

Cash at beginning of period	579,667	1,549,747

Cash at end of period	$380,892	$594,244

See accompanying notes.

American Medical Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2002 (Unaudited)

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

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for other quarters of 2002 or for the year ended December 31, 2002.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Inventories - Inventories consist of the following:

	June 30, 2002	December 31, 2001

Finished goods	$1,446,423	$2,719,012
Raw materials, parts and supplies	4,489,105	4,463,768

	$5,935,528	$7,182,780

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The Company’s inventory reserve is calculated by comparing on hand quantities as of the measurement date to the prior twelve months’ sales.  The reserve calculation assumes that sales for each unit or part will not be less than sales for the prior twelve months.  If sales are significantly different than prior year’s sales for the unit or part, the reserve could be materially impacted.    Changes to the reserves are included in costs of goods sold and have a direct impact on the Company’s financial position and results of operations.  The reserve is calculated differently for finished units than it is for parts.  For finished units, in instances where the on hand quantity exceeds the prior twelve months’ sales, the number of units by which the on hand quantity exceeds the prior twelve months’ sales is 100% reserved.  For parts, when the on hand quantity exceeds the prior twelve months’ sales and usage, the excess inventory is calculated by subtracting the greater of the prior twelve months’ sales and usage or a base quantity of 50 from the quantity on hand.  This excess is then 100% reserved.  The base quantity of 50 represents management’s determination of the minimum quantity of parts needed to fulfill its service, repair, and warranty obligations.  All parts or units with less than twelve months of sales or usage history are excluded from the calculation.  The Company booked a $22,106 increase to the reserve for the six-month period ended June 30, 2002 and a $122,027 decrease to the reserve for the six-month period ended June 30, 2001.  The decrease in 2001 was due to the Company selling and scrapping some of the previously reserved items.  The Company’s reserve for slow moving inventory was $2,150,588 as of June 30, 2002 and $2,128,482 as of December 31, 2001.

Property and equipment - Accumulated depreciation aggregated $1,980,739 at June 30, 2002 and $1,907,721 at December 31, 2001.

Intangible Assets - Accumulated amortization aggregated $3,586,003 at June 30, 2002 and $3,544,828 at December 31, 2001.

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

The following table shows the effect of the adoption of SFAS 142 on the Company’s net income as of June 30, 2001 as if the adoption had occurred on January 1, 2001:

Pro Forma June 30, 2001

Net loss - as reported	$(701,866)
Amortization	242,512
Adjusted net loss	$(459,354)

Loss per common share - as reported	$(0.10)
Amortization	0.03
$(0.07)

Loss per common share – assuming dilution - as reported	$(0.10)
Amortization	0.03
Adjusted loss per common share - assuming dilution	$(0.07)

The Company has recorded amortizable intangible assets under the heading Other intangible assets on the Consolidated Balance Sheets. Other intangible assets include the following:

	June 30 2002	December 31 2001

Patents, trademarks and other	$118,751	$118,751
Distribution agreements	1,000,000	1,000,000
	1,118,751	1,118,751
Accumulated amortization	(587,616)	(534,348)
	$531,135	$584,403

Amortization expense, related to finite-lived intangibles, was approximately $53,000 for the six months ended June 30, 2002 and 2001.  The Company amortizes these intangible assets over 10 to 18 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years:

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

Net Income (Loss) Per Share - The following table sets forth the computation for basic and diluted earnings (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Numerator:

Net Loss	$(2,601,634)	$(806,699)	$(3,390,380)	$(701,866)

Numerator for basic and diluted loss per share – income available to common stockholders after assumed conversions	(2,601,634)	(806,699)	(3,390,380)	(701,866)

Denominator:
Denominator for basic loss per share – weighted average shares	7,129,381	6,933,595	6,996,602	6,985,358

Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential common shares
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	7,129,381	6,933,595	6,996,602	6,985,358

Basic loss per share	$(0.36)	$(0.12)	$(0.48)	$(0.10)
Diluted loss per share	$(0.36)	$(0.12)	$(0.48)	$(0.10)

2.                           Segment Reporting

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras.  Domestically, prior to the adoption of its new business model in February 2000, the Company maintained a nationwide sales force to generate sales and assist its dealer network.  Subsequent to the adoption of the new business model, the Company sells its products direct to the consumer through its nationwide network of sales and service branch offices. Internationally, with the exception of a small number of personnel in Germany, the Company has not maintained its own sales force and continues to sell its products through regional dental distributors.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  In the second quarter of 2002, the Company re-evaluated its business model and decided to abandon its direct sales model and return to its previous business model of selling domestically through dental dealers.  As the Company transitions back to selling through dealers domestically, it will continue to review and manage the two segments as defined.  The remaining revenues of the Company, which are reported as “Other”, include industrial products and royalty income.

The accounting policies of the business segments are consistent with those described in Note 1.

	Six Months Ended June 30
	2002	2001
Revenues:
Domestic	$4,660,533	$5,543,311
International	888,058	2,208,897
	$5,548,591	$7,752,208
Reconciliation of revenues:
Total segment revenues	$5,548,591	$7,752,208
Other	218,724	441,031
Total revenues	$5,767,315	$8,193,239

Operational earnings (loss):
Domestic	$(535,319)	$334,240
International	(260,575)	757,558
	$(795,894)	$1,091,798
Reconciliation of operational earnings (loss) to loss from operations:
Total segment operational earnings	$(795,894)	$1,091,798
Other operational earnings	150,168	272,087
Research & development expenses	(294,421)	(301,733)
Restructuring costs	(827,679)	—
Administrative expenses	(1,527,212)	(1,688,495)
Loss from operations	$(3,295,038)	$(626,343)

International revenues by country:
Japan	$18,433	$1,189,946
Germany	283,484	393,009
Italy	94,010	368,816
Canada	226,816	77,289
Other	265,315	179,837
	$888,058	$2,208,897

	June 30, 2002	December 31, 2001
Long-lived assets:
Domestic	$4,563,209	$4,834,723
International	23,927	15,888
	$4,587,136	$4,850,611

3.                                       Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was $(2,462,431) and $(867,961) for the three months ended June 30, 2002 and 2001, respectively and $(3,264,120) and $(830,304) for the six months ended June 30, 2002 and 2001, respectively.  The only component of other comprehensive loss is foreign currency translation.

4.             Restructuring Costs

In the second quarter of 2002 the Company adopted a restructuring plan that called for the closure of its remaining sales and service branches and significant reductions in the number of employees in mid-June.  As part of the restructuring, a total of 49 employees were terminated, comprised of field sales and service personnel, manufacturing employees and administrative personnel.  As of June 30, 2002 the Company has vacated all but four of its former sales and service centers, with the remaining locations to be vacated by August 15, 2002.  Costs such as employee severance, lease termination costs and other exit costs have been recorded as of the date the restructuring plan was finalized.  Certain costs were estimated based on the latest available information.  The breakdown of the Company’s restructuring costs is as follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of Restructuring Plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Deletions)	—	—	—	—	—
Payments and other reductions	(59,857)	(3,318)	—	(65,948)	(129,123)
Balance at June 30, 2002	$342,506	$214,738	$136,366	$4,946	$698,556

The remaining accrued restructuring costs of $698,556 are expected to be paid out during the remainder of 2002 and 2003.

5.             Related Party Transactions

On April 24, 2002 Ben Gallant resigned his positions with the Company as Chief Executive Officer and Chairman of the Board.  Mr. Gallant remains a significant shareholder of the Company and serves as a guarantor of the Company’s $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced.  The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .976 and an expected life of the warrant of three years.  The calculated fair value of the grant was $16,500, which was recorded as compensation expense on the date of the grant.

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the possible failure to maintain the Company’s ability to borrow under its line of credit, the potential inability of the Company to refinance the line of credit indebtedness currently in default prior to the expiration of the bank’s forbearance agreement and the other line of credit due in October of 2002, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its change in business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or  necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2001 Annual Report on Form 10-K.  There have been no material changes to that information during the first six months of 2002.

Change in Management & Restructuring

On April 24, 2002 Ben Gallant resigned his position as Chief Executive Officer and resigned from the Company’s Board of Directors. John Vickers, the Company’s Chief Operating Officer, was appointed Chairman of the Board and Interim Chief Executive Officer.  A search committee formed by the Board of Directors selected Roger Dartt as the Company’s new Chief Executive Officer.  Mr. Dartt joined the Company on June 6, 2002. Mr. Dartt has been the President of Mediatrix International, Inc., a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring, and financial support.  Prior to Mediatrix, Mr. Dartt was President, CEO or COO of eight companies in the medical, dental, electronic and specialty retail markets including subsidiaries of Bristol Meyers and PepsiCo.

Due to the continued decline in sales, the Company re-evaluated its business model and adopted a restructuring plan in mid-June that will significantly reduce operating expenses.  The Company will concentrate on its strengths, which are technology, development, and product innovation.  The Company decided to abandon its direct sales model and return to its previous business model of selling domestically through dental dealers.  As part of this new direction, the Company closed its remaining sales and service branches and reduced its number of employees by approximately 50%.  The Company expects these changes to reduce operating expenses by at least $2,000,000 on an annual basis.  The Company is also actively implementing other cost reducing policies and procedures.  The Company has begun the process of reintroducing itself to the dealers and has changed its marketing strategies to coincide with the change in its business model.

Results of Operations

The Company had revenues of $2,712,343 for the three-month period ended June 30, 2002 compared to $3,697,468 for the same period in 2001, a decrease of 27%. The Company had revenues of $5,767,315 for the six-month period ended June 30, 2002 compared to $8,193,239 for the same period in 2001, a decrease of 30%.  The decrease in revenues is primarily attributable to a continued decline in domestic unit sales under the direct sales model coupled with the decline in international sales subsequent to the expiration of the distributor agreement with the Company’s former Japanese distributor.  The Company is currently in the process of changing its domestic sales business model to revert to selling through established dental dealers.  Sales in 2002 are also impacted by the delayed release of the Company’s Cavilase hard tissue laser.  This product was originally expected to begin shipping in the first or second quarter of 2002, but is now expected to ship at the end of the third quarter of 2002.  The Company expects this product to have a positive effect on the Company’s sales.

Gross profit as a percentage of revenues was 33% and 38% for the three and six-month periods ended June 30, 2002, compared to 46% and 52% for the same periods in 2001.  The decreases in the margins are primarily due to increased discounting in both the domestic and international markets as a reaction to the declining sales and general economic slowdown both domestically and abroad.  Declining sales also resulted in lower production volumes, which caused margins to decrease as manufacturing costs were allocated to fewer production units.

Selling, general and administrative expenses were $2,436,129 and $4,344,111, for the three and six-month periods ended June 30, 2002 compared to $2,336,155 and $4,555,754, for the same periods in 2001, constituting increase of 4% and a decrease of 5%, respectively.  The increase in the three-month period in 2002 is primarily due to the write-down of unsalable or unreturned demo equipment subsequent to the headcount reductions implemented as part of the restructuring program.  The decrease for the six-month period is the result of initial cost cutting measures put into place in 2002.  The previously discussed restructuring program approved in the second quarter will further reduce these costs significantly in future periods.

Restructuring expenses in the second quarter of 2002 are comprised primarily of approximately $402,000 in severance expenses for terminated employees, approximately $218,000 in expenses related to the closure of the Company’s remaining sales and service branch offices and approximately $136,000 in vehicle lease terminations.  The majority of these costs have been accrued and will be paid out over the remainder of 2002 and 2003.

Research and development expenses were $181,873 and $294,421 for the three and six-month periods ended June 30, 2002 compared to $151,228 and $301,733 for the same periods in 2001, an increase of 20% and a decrease of 2%, respectively.  This increase for the three-month period is primarily due to expenses associated with the prototype development and testing of the Company’s Cavilase product.  This product is expected to begin shipping in the third quarter.  This is consistent with the Company’s expected development cycle, with expenses increasing as the product is closer to release.  The difference in research and development expenses over the longer six-month period is negligible.

For the three-month period ended June 30, 2002, net loss was ($2,601,634) compared to a net loss of ($806,699) for the same period in 2001.  The loss of profitability for the three-month period was primarily due to the previously discussed decline in sales and the expenses associated with the restructuring program enacted in the second quarter.  For the six-month period ended June 30, 2002, net loss was ($3,390,380) compared to a net loss of ($701,866) for the same period in 2001.    This increase reflects the aforementioned items as well as the loss of the higher-margin Japanese distributor sales after March of 2001.

Liquidity and Capital Resources

The Company’s operating activities used $663,258 in cash resources during the six-month period ended June 30, 2002.  The cash used in operations in 2002 was primarily due to the net loss of $3,390,380 and reduction of accounts payable and accrued compensation of $352,103 and $112,756, respectively.  These items were partially offset by collections on accounts receivable of $816,127, a decrease in inventory of $1,323,577 and the accrued restructuring costs of $702,423.

The Company’s investing activities used $45,484 in cash resources during the six-month period ended June 30, 2002.  The cash used in investing activities in 2002 related primarily to purchases of property and equipment.

The Company’s financing activities provided $494,836 in cash resources during the six-month period ended June 30, 2002.  The cash provided by financing activities was due to additional $373,000 of borrowings on the Company’s line of credit with ValueBank and proceeds of $121,836 to the Company in connection with the exercise of stock options granted to a consultant.

The Company had a $7,500,000 revolving bank line of credit with Bank One that was to expire in September 2002.  The Company’s borrowings under that line are secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

The Company was not in compliance with some of the financial covenants in the bank agreement as of September 30, 2001, and was in default.  On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, and required the bank to forego the exercise of its legal remedies until December 20, 2001.  The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility.  Under the terms of the Forbearance Agreement, the Company began to make principal payments of $30,000 per month on April 15, 2002.  Starting on July 15, 2002, the monthly principal payment increased to $40,000.  Monthly interest payments are also required.  The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt.  The Forbearance Agreement also requires the Company to submit monthly financial statements to the bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million.  Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.  As of August 12, 2002, the outstanding principal on this line of credit is $1,655,656.  As of August 12, 2002, the Company had made all required interest payments, but had not made the principal payment due on July 15, 2002 and was not in compliance with the covenant requiring the Company to maintain a minimum tangible net worth of at least $4.5 million.  The bank has not exercised its available remedies under the Forbearance Agreement as of the date of this filing.

On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by a primary lien on the Company’s building and real property and is personally guaranteed by Ben Gallant, who previously served as the Company’s Chairman and Chief Executive Officer.  Mr. Gallant resigned from the Company on April 24, 2002, but remains a guarantor on this loan.  The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced.  The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%.  As of August 9, 2002, the outstanding principal on this line of credit is $676,419.

To obtain additional financing, the Company has begun offering shares of Series B Preferred Stock for sale to its directors, officers, and other accredited investors through a private placement.  The Company is offering up to an aggregate of 575,000 shares of Series B Preferred Stock at a per share purchase price of $1.00.  The shares are voting shares, with a par value of $0.01, annual cumulative dividends of 10%, and are freely convertible at the option of the holder to shares of the Company’s common stock at a rate of the original per share purchase price divided by .40.  The consummation of the offering is contingent on the Company receiving subscriptions for at least 500,000 shares of Series B Stock.  In the event that the Company does not receive subscriptions for at least 500,000 shares of Series B Stock by August 31, 2002, all funds theretofore received will be returned without interest and the offering will terminate.  As of August 12, 2002, the Company has received subscriptions for $300,000 of its Series B Preferred Stock.

The Company believes, based upon its current business plan, that current cash, available financing resources and cash generated through operations should be sufficient to meet the Company’s anticipated short term and long term liquidity needs for the foreseeable future, assuming Bank One does not exercise its available remedies and the Company is successful in refinancing the defaulted line of credit.  If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors.  The Company’s ability to continue operations is dependent on its ability to successfully refinance the defaulted line of credit or obtain a sufficient amount of additional financing to repay the outstanding indebtedness and provide additional working capital. While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain such additional financing, there is no assurance that the Company will be successful in doing so.  If the Company is not able to repay the outstanding indebtedness on the lines of credit and the banks enforce their security interest in the Company assets securing the debt, the Company may be forced to cease operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II OTHER INFORMATION

ITEM 3. Defaults Upon Senior Securities

As described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company is currently operating under a Forbearance Agreement with Bank One.  Under the terms of the Forbearance Agreement, the Company is required to make monthly principal and interest payments, to submit monthly financial statements and to maintain a tangible net worth, defined as net assets less intangibles, of at least $4.5 million.  As of August 12, 2002, the Company had made all required interest payments, but had not made the principal payment of $40,000 (which is the total arrearage on the date of this filing) due on July 15, 2002 and was not in compliance with the covenant requiring the Company to maintain a minimum tangible net worth of at least $4.5 million.  As of the date of this filing, Bank One has not exercised its available remedies under the Forbearance Agreement, which include the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents.

ITEM 5.  Other Information

The Company received notice from Nasdaq that the market value of its publicly held shares had fallen below the minimum public float requirement and that its closing bid price had fallen below the minimum price requirement for continued listing on the Nasdaq National Market.  Effective June 7, 2002, the Company transferred its securities to the Nasdaq SmallCap Market. The Company has until August 19, 2002 to regain compliance with the minimum bid price requirement.  The Company may also be eligible for an additional 180 calendar day grace period provided that it continues to meet the initial listing criteria for the SmallCap Market.  In the event that the common stock is no longer traded on the Nasdaq SmallCap Market, it may become more difficult to buy and sell the common stock, as there will be no established trading market for the stock.

ITEM 6. Exhibits and Reports on Form 8-K:

(a)	Exhibit	Description
	4.1	Common Stock Purchase Warrant, dated April 29, 2002, 75,000 shares, granted to Ben J. Gallant
	10.1	Employment agreement between American Medical Technologies, Inc. and Roger Dartt
	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger Dartt, Chief Executive Officer
	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Justin Grubbs, Chief Financial Officer

(b)                                 On June 18, 2002, the Company filed a Form 8-K under Item 5 reporting the issuance on June 13, 2002 of a press release announcing the implementation of a restructuring.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Roger W. Dartt
Dated: August 14, 2002		Roger W. Dartt
Chief Executive Officer
(on behalf of the registrant)

	By:	/s/ Justin W. Grubbs
Dated: August 14, 2002		Justin W. Grubbs
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)