Form 10-K/A
period 2001-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-09-12
CIK 874388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2 to

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-2905258
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
5555 Bear Lane, Corpus Christi, TX	78405
(Address of principal executive offices)	Zip Code)

(361) 289-1145
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.04 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $2,623,924 as of March 20, 2002, based upon the last sales price reported on The Nasdaq National Market on that date. For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant's Common Stock are assumed to be affiliates. There were 6,862,348 shares of the registrant's Common Stock issued and outstanding on March 20, 2002.

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

        The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the possible failure to maintain the Company's ability to borrow under its line of credit, the potential inability of the Company to refinance the line of credit indebtedness currently in default prior to the expiration of the bank's forbearance agreement and the other line of credit due in October of 2002, the Company's potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company's potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

        Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The discussion contains certain forward-looking statements relating to the Company's anticipated future financial condition and operating results and its current business plans. In the future, the Company's financial condition and operating results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond its control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See the disclosures under "Item 1—Business—Forward-Looking Statements."

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company's estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The following policies are those the Company believes to be the most sensitive to estimates and judgments. The Company's significant accounting policies are more fully described in Note 1 to our consolidated financial statements.

Revenue Recognition

        The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company; and 5) collectibility is reasonably assured. The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse. The Company's policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold. Only the Company's Anthos dental chairs and its networked camera systems require installation and revenue is not recorded until the installation is complete. There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Allowance for Doubtful Accounts

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount reasonably believed to be collectible. For all accounts not specifically analyzed, the Company recognizes reserves for 80% of all accounts over 90 days past due and 2% for all remaining accounts. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories—Slow Moving

        The Company's reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The Company's inventory reserve is calculated by comparing on hand quantities as of the measurement date to the prior twelve months' sales. The reserve calculation assumes that sales for each unit or part will not be less than sales for the prior twelve months. If sales are significantly different than prior year's sales for the unit or part, the reserve could be materially impacted.    Changes to the reserves are included in costs of goods sold and have a direct impact on the Company's financial position and results of operations. The reserve is calculated differently for finished units than it is for parts. For finished units, in instances where the on hand quantity exceeds the prior twelve months' sales, the number of units by which the on hand quantity exceeds the prior twelve months' sales is 100% reserved. For parts, when the on hand quantity exceeds the prior twelve months' sales and usage, the excess inventory is calculated by subtracting the greater of the prior twelve months' sales and usage or a base quantity of 50 from the quantity on hand. This excess is then 100% reserved. The base quantity of 50 represents management's determination of the minimum quantity of parts needed to fulfill its service, repair, and warranty obligations. All parts or units with less than twelve months of sales or usage history are excluded from the calculation.

Long Lived Assets—Impairment Testing

        The Company evaluates its property, plant, and equipment for impairment whenever indicators of impairment exist. The Company follows the guidance of FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Statement No. 142 Goodwill and Other Intangible Assets, and projects future cash flows for the related products and operating segments based on management's best estimates of likely future sales, less costs of goods sold and selling expenses based on historical data and perceived trends in the industry. These results are then compared to the recorded value of the related assets and intangibles and if less than the recorded value, am impairment charge is recognized. If actual results are significantly worse than management's estimates, the Company could be required to recognize an impairment, which could have a material adverse effect on its financial position and results of operations.

Results of Operations

        For the year ended December 31, 2001, the Company's revenues decreased 26% compared to 2000. This decrease in revenues was primarily due to a 59% decrease in international revenues due to the expiration of a sales agreement with the Company's Japanese distributor. Our Japanese distributor opted not to renew this agreement indicating that it had too much product in stock. The Company is currently seeking new distributor partners in Japan, however, due to adverse economic conditions in Japan, we have been unable to engage a new distributor. In 2000 and 1999, sales to this distributor represented 21% and 19% of total revenues, respectively. If the Company is unable to engage a new Japanese distributor, it could lose sales of approximately $1 million in fiscal year 2002. The decrease in revenues is also attributable to a decline in attendance at dental trade shows subsequent to the September 11th terrorist attacks. The overall decline in revenues in 2001 is attributable to all product lines, with the largest revenue decreases in the dental laser, intra-oral camera and plasma arc curing lines. These three product lines posted revenue declines in 2001 of approximately $2.5 million, $1.3 million, and $1.1 million, respectively. The Company's parts and service revenues continued to increase in 2001, growing by approximately $500,000. The introduction of the Anthos Systems dental chairs added approximately $250,000 to revenues in 2001. As of March 25, 2002, the Company had backlog orders of more than $320,652 for the Anthos System dental chairs and more than $726,295 for the Cavilase laser. The Cavilase is in its final stages of development and the Company cannot predict when it will begin filling these orders.

        For the year ended December 31, 2000, the Company's revenues decreased 18% compared to 1999. This decrease in revenues was primarily due to a 38% decrease in revenues in the United States. The decrease in domestic revenues was primarily due to lower revenues during the transition to the new business model. The new business model attempted to address declining sales and the sale of competitive products by our distributors. The general decline in revenues in 2000 is the result of significant revenue declines in the Company's plasma arc curing, intra-oral camera and air abrasion product lines. These three product lines generated revenue declines in 2000 of approximately

$3.9 million, $2.5 million, and $2.2 million, respectively. The decline in air abrasion revenues is due to the continued decline in the air abrasion market and the declines in plasma arc curing and intra-oral cameras are a result of the change in business model as these items are more commodity-like items, which dealers sold well. These declines were partially offset by increases in dental laser and parts and service revenues. Dental laser revenues increased by approximately $3.5 million as the market acceptance and popularity of these products continue to increase. Parts and service revenues increased approximately $500,000 due to the establishment of the sales and service centers throughout the U.S.

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

        Selling, general and administrative expenses were $9,195,306 in 2001, $21,226,253 in 2000 and $10,772,746 in 1999. The amount of expenses in 2000 reflects non-cash impairment charges and charges related to demonstration inventory units. In 2000, the continued decline in sales of the Company's KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc. Texas Airsonics, Inc. was the inventor and manufacturer of the Company's KCP units prior to the merger of the two companies in 1996 and certain of our officers and directors were officers and directors of Texas Airsonics, Inc. Following the guidance of FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company projected future cash flows for these products based on management's best estimates of likely future sales, less costs of goods sold and selling expenses. The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed. To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment. The Company recorded an impairment of approximately $9.2 million, of which approximately $4.4 milllion related to the Texas Airsonics, Inc. merger, to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets. This impairment expense is included in selling, general and administrative expenses on the statement of operations in 2000.

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

        Research and development expenses were $796,424 in 2001, $966,382 in 2000, and $931,189 in 1999. The expenditures related primarily to the development of new products and enhancements to current products. The decrease in 2001 reflects the substantial completion of two major projects in 2001, the Cavilase and the Anthos System dental chairs and units. Historically, research and development expenses have been higher in the earlier stages of product development than in the finishing stages.

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

Liquidity and Capital Resources

        The Company's operating activities used $130,332 in cash resources in 2001. Cash used by operating activities in 2001 was due largely to the net loss of $3,978,259 and the increase in inventory of $988,914. This increase was due to the Company building inventory to prepare for the fall trade shows, as the fourth quarter is typically the Company's highest sales volume quarter. After the September 11, 2001 terrorist attacks, several trade shows were canceled and those that were not canceled had significant declines in attendance. As a result, the Company has more inventory on hand that it would have normally anticipated. Operating cash flows were reduced by the decrease in accounts receivable of $2,095,015, the increase in accounts payable of $1,119,524, and non-cash expenses such as depreciation and amortization. Accounts receivable has steadily decreased due to the change to selling direct rather than through dealers and the decline in international sales. The direct sales are often paid for using cash, credit cards, or through outside financing rather than the open account terms offered to the dealers. The increase in payables is due to the Company's decreased cash flows in the fourth quarter.

        The Company's investing activities provided $35,100 in cash resources in 2001. The cash provided by investing activities in 2001 related primarily to collections on notes receivable, reduced by purchases of property and equipment.

        The Company's financing activities used $868,944 in cash resources in 2001, representing amounts used to reduce borrowings on the Company's lines of credit by a net amount of $540,925 and to repurchase the Company's common stock.

        In 2000 and 2001, after comparing the book value of the Company's shares of its common stock to the trading price, the Company's Board of Directors authorized and implemented a stock repurchase program pursuant to which it would repurchase up to $1 million of its common stock. At the time of authorization, the Company was generating cash flows and the Board of Directors perceived the repurchase program to be in the best interests of the Company. During 2001, the Company repurchased 219,749 shares of its common stock, representing approximately $328,000 of the $1 million repurchase authorized by the Board of Directors. The repurchased shares constitute approximately 3% of the total number of shares of common stock currently outstanding. As sales continued to decline and cash flow became a concern, the Board of Directors decided to cease repurchasing shares. The last date shares of common stock were repurchased by the Company was July 17, 2001.

        During 2001, the Company had a $7,500,000 revolving line of credit from a bank which was to expire in September 2002. The Company's borrowings under that line are secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

        The Company was not in compliance with one of the financial covenants in the agreement as of September 30, 2001, and was in default. The covenant required the Company to maintain a ratio of EBITDA, as defined in the agreement, to debt service, as defined in the agreement, of not less than 2 to 1 for the most recent twelve months. Due to the net loss sustained over the previous twelve months, the Company did not meet this covenant. On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company's real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001. The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility. Under the terms of the Forbearance Agreement, the Company will make principal payments of $30,000 per month beginning on April 15, 2002. Starting on July 15, 2002, the monthly principal payment will increase to $40,000. Monthly interest payments are also required. The Company is currently working with Mr. Stephen Fisher, an independent consultant, to acquire a new credit facility to refinance the existing debt. Mr. Fisher is paid as he incurs time and expenses on the Company's behalf, and is further entitled to a success fee once the Company is able to refinance the existing debt. The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million. Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents. As of December 31, 2001, the outstanding principal on this line of credit is $1,745,656 and the Company was in compliance with all terms of the forbearance agreement.

        On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration. The loan is secured by a primary lien on the Company's building and real property and is personally guaranteed by Ben Gallant, the Company's Chairman and Chief Executive Officer. The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%. As of December 31, 2001, the outstanding principal on this line of credit is $213,419.

        The Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern. While the Company believes that it will be successful in refinancing the defaulted line of credit, there can be no assurance that the Company will be able to accomplish this. If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors. The Company's ability to continue operations is dependent on its ability to successfully refinance the defaulted line of credit or obtain a sufficient amount of additional financing to repay the outstanding indebtedness and provide additional working capital. While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain such additional financing, there is no assurance that the Company will be successful in doing so. The Company anticipates that it can continue operations only through the current fiscal year if it is unable to refinance the defaulted line of credit or obtain additional financing. If the Company is not able to repay the outstanding indebtedness on the lines of credit and the banks enforce their security interest in the Company assets securing the debt, the Company may be forced to cease operations.

New Accounting Standards and Disclosures

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("FASB 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Amortization expense related to goodwill was approximately $368,000, $476,000 and $1,077,000 in 2001, 2000 and 1999, respectively. The Company adopted both statements on January 1, 2002.

        The FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. FASB 144 supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and other related accounting guidance. FASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on earnings or the consolidated financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Stockholders and Board of Directors
American Medical Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company was in technical default on certain financial covenants in connection with its line of credit. The Company and its bank have entered into a forbearance agreement, under which the bank has agreed not to exercise its remedies under the defaulted line of credit until September 15, 2002. Accordingly, the entire amount outstanding under the line of credit of approximately $1,750,000 has been classified as a current liability in the accompanying consolidated financial statements. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                      /s/  ERNST & YOUNG LLP

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

See accompanying notes.

American Medical Technologies, Inc.
Consolidated Balance Sheets

	December 31
	2001	2000
ASSETS
Current assets:
Cash	$579,667	$1,549,747
Accounts receivable, less allowance of $176,000 in 2001 and $230,000 in 2000	1,272,703	3,371,341
Inventories	7,182,780	6,897,157
Prepaid expenses and other current assets	310,669	440,077
Notes receivable	—	243,593

Total current assets	9,345,819	12,501,915
Property and equipment, net	2,090,970	2,389,951
Intangible assets, net:
Goodwill	2,175,238	2,295,966
Other	584,403	1,103,165

	2,759,641	3,399,131
Total assets	$14,196,430	$18,290,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,751,270	$1,627,496
Compensation and employee benefits	262,703	286,211
Other accrued liabilities	518,916	702,459
Current notes payable	1,959,075	—

Total current liabilities	5,491,964	2,616,166
Other non-current liabilities	78,048	172,964
Notes payable	—	2,500,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 6,862,348 shares in 2001; and 7,081,097 shares in 2000	274,497	283,247
Additional paid-in capital	41,615,342	41,934,608
Warrants and options	801,000	801,000
Accumulated deficit	(33,503,353)	(29,525,094)
Foreign currency translation	(561,068)	(491,894)

Total stockholders' equity	8,626,418	13,001,867

Total liabilities and stockholders' equity	$14,196,430	$18,290,997

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

See accompanying notes.

American Medical Technologies, Inc
Consolidated Statements of Stockholders' Equity

	Common Stock
			Additional Paid-In Capital	Warrants and Options	Accumulated Deficit	Foreign Currency Translation
	Shares	Amount					Total
Balance at December 31, 1998	7,419,259	$296,773	$42,359,016	$772,500	$(11,513,230)	$(105,757)	$31,809,302
Net income for 1999					391,606		391,606
Foreign currency translation						(162,589)	(162,589)

Comprehensive income							229,017

Exercise of stock options	12,788	512	42,391				42,903
Issuance of common stock for intangible assets				28,500			28,500
Repurchase of common stock	(64,200)	(2,568)	(88,771)				(91,339)

Balance at December 31, 1999	7,367,847	294,717	42,312,636	801,000	(11,121,624)	(268,346)	32,018,383
Net loss for 2000					(18,403,470)		(18,403,470)
Foreign currency translation						(223,548)	(223,548)

Comprehensive loss							(18,627,018)
Repurchase of common stock	(286,750)	(11,470)	(378,028)				(389,498)

Balance at December 31, 2000	7,081,097	283,247	41,934,608	801,000	(29,525,094)	(491,894)	13,001,867
Net loss for 2001					(3,978,259)		(3,978,259)
Foreign currency translation						(69,174)	(69,174)

Comprehensive loss							(4,047,433)
Repurchase of common stock	(218,749)	(8,750)	(319,266)				(328,016)

Balance at December 31, 2001	6,862,348	$274,497	$41,615,342	$801,000	$(33,503,353)	$(561,068)	$8,626,418

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

Going Concern

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 3, the Company has a line of credit with Bank One (the "Bank"). The line of credit agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter.

        The Company was not in compliance with some of the financial covenants in the agreement as of September 30, 2001, and was in default. On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company's real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001. The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility. Under the terms of the Forbearance Agreement, the Company will make principal payments of $30,000 per month beginning on April 15, 2002. Starting on July 15, 2002, the monthly principal payment will increase to $40,000. Monthly interest payments are also required. The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt. The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million. Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents. As of December 31, 2001, the outstanding principal on this line of credit is $1,745,656.

        While the Company believes that it will be successful in refinancing the defaulted line of credit, there can be no assurance that the Company will able accomplish this. If the Company is unable to refinance the line of credit it intends to explore other sources of financing which may include the sale of equity or debt securities to private investors. While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain additional financing, there is no assurance that management will be successful in its efforts. The Company's ability to operate as a going concern is dependent on its ability to successfully negotiate a new credit facility or find other sources of financing. (See Note 3)

Inventories

        Inventories are stated at the lower of cost, determined by the first-in first-out method, or market. At December 31, inventories consisted of the following:

	2001	2000
Finished goods	$2,719,012	$1,277,189
Raw materials, parts and supplies	4,463,768	5,619,968

	$7,182,780	$6,897,157

        Inventories at December 31, 2001 and 2000 are net of valuation allowances of $2,273,039 and $1,685,013, respectively. The increase in the valuation allowance for 2002 is attributable to the recent decline in sales which resulted in uncertainty as to whether or not significant portions of the Company's inventory costs will be recoverable.

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

Revenue Recognition

        The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company; and 5) collectibility is reasonably assured. The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse. The Company's policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold. Only the Company's Anthos dental chairs and its networked camera systems require installation and revenue is not recorded until the installation is complete. There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

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

Net Income Per Share

        The following table sets forth the computation for basic and diluted earnings per share:

	2001	2000	1999
Numerator:
Net income (loss)	$(3,978,258)	$(18,403,470)	$391,606

Numerator for basic and diluted earnings per share—income available to common stockholders after assumed conversions	$(3,978,258)	$(18,403,470)	$391,606
Denominator:
Denominator for basic earnings per share—weighted-average shares	6,923,347	7,284,443	7,424,433
Effect of dilutive securities:
Employee stock options	—	—	21,736
Warrants	—	—	—

Dilutive potential common shares
Denominator for diluted earnings per share—adjusted weighted-average shares after assumed conversions	6,923,347	7,284,443	7,446,169

Net income (loss) per share	$(.57)	$(2.53)	$0.05

Net income (loss) per share assuming dilution	$(.57)	$(2.53)	$0.05

Comprehensive Income (Loss)

        The Financial Accounting Standards Board's Statement 130, Reporting Comprehensive Income requires foreign currency translation adjustments to be included, along with net income, in comprehensive income. For 2001, 2000, and 1999 the Company's Comprehensive Income (Loss) was ($4,047,433), ($18,627,018), and $229,017, respectively.

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

Fair Value of Financial Instruments

        The fair value of the Company's cash, accounts receivable, note receivable and accounts payable approximates their carrying value due to their short term nature. The fair value of the Company's notes payable to the bank approximates its carrying value due to the variable interest rate and the excess of collateral security. The notes have a total outstanding balance of $1.96 million and are secured by the Company's real property, inventory, equipment, accounts receivable, and other assets.

New Accounting Standards and Disclosures

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("FASB 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Amortization expense related to goodwill was approximately $368,000, $476,000 and $1,077,000 in 2001, 2000 and 1999, respectively. The Company adopted both statements on January 1, 2002.

        The FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. FASB 144 supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and other related accounting guidance. FASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on earnings or the consolidated financial position of the Company.

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

3.    Line of Credit and Other Non-Current Liabilities

        During 2001, the Company had a $7,500,000 revolving line of credit from a bank which was to expire in September 2002. The Company's borrowings under that line are secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

        The Company was not in compliance with some of the financial covenants in the agreement as of September 30, 2001, and was in default. On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company's real property, and requires the bank to forego the exercise of its legal remedies until December 20, 2001. The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility. Under the terms of the Forbearance Agreement, the Company will make principal payments of $30,000 per month beginning on April 15, 2002. Starting on July 15, 2002, the monthly principal payment will increase to $40,000. Monthly interest payments are also required. The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt. The Forbearance Agreement also requires the Company to submit monthly financial statements to the Bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million. Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents. As of December 31, 2001, the outstanding principal on this line of credit is $1,745,656.

        On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration. The loan is secured by a primary lien on the Company's building and real property and is personally guaranteed by Ben Gallant, the Company's Chairman and Chief Executive Officer. The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%. As of December 31, 2001, the outstanding principal on this line of credit is $213,419.

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

        Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rate of 6.5%, 6.5%, and 4.4%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.437, .771 and .913 and a weighted-average expected life of the option of five years.

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

        For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2001	2000	1999
Pro forma net income (loss)	$(3,994,931)	$(18,429,417)	$366,875
Pro forma net income (loss) per share	$(0.58)	$(2.53)	$0.05
Pro forma net income (loss) per share assuming dilution	$(0.58)	$(2.53)	$0.05

        Stock option activity is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 1999	739,108	5.57

Exercisable at January 1, 1999	535,598	5.63

Options granted	111,872	3.47
Options exercised	(12,788)	3.36
Options canceled	(182,928)	6.29

Outstanding at December 31, 1999	655,264	5.06

Exercisable at December 31, 1999	535,598	6.19

Options granted	401,248	1.38
Options exercised	—	—
Options canceled	(359,621)	4.49

Outstanding at December 31, 2000	696,891	3.24

Exercisable at December 31, 2000	309,786	5.49

Options granted	76,560	0.61
Options exercised	—	—
Options canceled	(104,736)	4.64

Outstanding at December 31, 2001	668,715	2.12

Exercisable at December 31, 2001	215,112	3.93

        The weighted-average fair value of options granted during the year was $.43, $.92 and $3.46 in 2001, 2000 and 1999, respectively.

        A summary of options outstanding as of December 31, 2001 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$50.00 - $10.75	4,999	4,999	$26.34	.51 years
$9.50 - $ 5.38	181,792	51,792	$5.59	5.34 years
$4.00 - $ 2.00	25,693	25,303	$3.65	2.36 years
$1.38 - $ 0.60	456,231	133,018	$1.25	8.84 years

        Warrant activity is summarized as follows: Weighted-Average

	Shares	Exercise Price
Outstanding at January 1, 1999	2,930,868	5.46

Exercisable at January 1, 1999	2,930,868	5.46

Warrants issued	50,000	4.13
Warrants exercised	—	—
Warrants canceled	(2,232,618)	5.50

Outstanding at December 31, 1999	748,250	5.21

Exercisable at December 31, 1999	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—

Outstanding at December 31, 2000	748,250	5.21

Exercisable at December 31, 2000	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—

Outstanding at December 31, 2001	748,250	5.21

Exercisable at December 31, 2001	748,250	5.21

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

        The Company's income tax provision included the following:

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

        The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras. Domestically, prior to the adoption of its new business model in February 2000, the Company maintained a nationwide sales force to generate sales and assist its dealer network. Subsequent to the adoption of the new business model, the Company sells its products direct to the consumer through its nationwide network of sales and service branch offices. Internationally, with the exception of a small number of personnel in Germany, the Company has not maintained its own sales force and continues to sell its products through regional dental distributors. The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks. The remaining revenues of the Company, which are reported as "Other", include industrial products and royalty income.

        The accounting policies of the business segments are consistent with those described in Note 1.

	2001	2000	1999
Revenues:
Domestic	$10,430,196	$10,646,392	$15,174,499
International	3,459,628	8,339,465	8,309,990

	$13,889,824	$18,985,857	$23,484,489

Reconciliation of revenues:
Total segment revenues	$13,889,824	$18,985,857	$23,484,489
Other	798,862	916,389	885,038

Total revenues	$14,688,686	$19,902,246	$24,369,527

Operational earnings (loss):
Domestic	$(733,584)	$(2,085,460)	$1,295,036
International	660,017	3,088,126	2,896,915

	$(73,567)	$1,002,666	$4,191,951

Reconciliation of operational earnings (loss) to loss from operations:
Total segment operational earnings	$(73,567)	$1,002,666	$4,191,951
Other operational earnings (loss)	493,946	563,755	529,038
Research & development expenses	(796,424)	(966,382)	(931,189)
Administrative expenses	(3,561,542)	(14,024,076)	(3,902,872)

Loss from operations	$(3,937,587)	$(13,420,768)	$(113,072)

International revenues by country:
Japan	$1,260,492	$3,890,017	$4,496,398
Germany	831,472	1,601,502	1,717,379
Italy	909,520	1,269,305	717,502
Canada	71,772	315,343	396,201
Other	146,611	914,528	653,940

	$3,219,867	$7,990,695	$7,981,420

Long lived assets (excluding deferred taxes):
Domestic	$4,834,723	$5,769,335	$20,236,022
International	15,888	19,747	11,784

	$4,850,611	$5,789,082	$20,247,806

        Sales to Patterson Dental Company, a major domestic distributor of the Company's products, were approximately 2%, 3% and 16% of total revenues in 2001, 2000 and 1999, respectively. Sales to Denics for certain Asian and Pacific markets, primarily Japan, were approximately 9%, 21% and 19% of total revenues in 2001, 2000 and 1999, respectively.

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

9.    Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31 2001	June 30 2001	September 30 2001	December 31 2001
Revenues	$4,495,770	$3,697,468	$2,605,788	$3,889,660
Gross profit	2,512,819	1,718,325	1,107,738	715,261	(1),(2)
Net income (loss)	104,833	(806,699)	(1,209,242)	(2,067,151)
Net income (loss) per share assuming dilution	$0.01	$(0.12)	$(0.18)	$(.28)

	Three Months Ended
	March 31 2001	June 30 2001	September 30 2001	December 31 2001
Revenues	$4,700,106	$5,489,878	$4,557,731	$5,154,532
Gross profit	1,955,616	3,126,379	2,589,671	1,100,202	(1)
Net income (loss)	(745,980)	138,117	(247,908)	(17,547,669	)(3)
Net income (loss) per share assuming dilution	$(0.10)	$0.02	$(0.03)	$(2.43)

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    1.  Financial Statements:    The following financial statements of American Medical Technologies, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

    Report of Independent Auditors
    Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999
    Consolidated Balance Sheets as of December 31, 2001 and 2000
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
    Notes to Consolidated Financial Statements

          2.    Financial Statement Schedules:    The following financial statement schedule is attached to this report.

          Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

          3.    Exhibits:    The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

        (b)  Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
American Dental Technologies, Inc.

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions Describe		Balance at End of Period
Year Ended December 31, 1999
Valuation allowance for accounts receivable	175,000	13,000	(1)	—		188,000
Valuation allowance for inventories	555,000	257,000	(2)	—		812,000
Valuation allowance for deferred taxes	—	—		—		—
Year Ended December 31, 2000
Valuation allowance for accounts receivable	188,000	42,000	(3)	—		230,000
Valuation allowance for inventories	812,000	873,000	(4)	—		1,685,000
Valuation allowance for deferred taxes	—	5,649,000	(5)	—		5,649,000
Year Ended December 31, 2001
Valuation allowance for accounts receivable	230,000	—		54,000	(6)	176,000
Valuation allowance for inventories	1,685,000	588,000	(7)	—		2,273,000
Valuation allowance for deferred taxes	5,649,000	1,302,000	(8)	—		6,951,000

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 12th day of September, 2002.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ JOHN E. VICKERS III John E. Vickers III Chief Operating Officer

CERTIFICATIONS

I, Roger W. Dartt, certify that:

1.
I have reviewed this annual report on Form 10-K/A of American Medical Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 12, 2002	/s/ ROGER W. DARTT Roger W. Dartt Chief Executive Officer

I, Justin W. Grubbs, certify that:

1.
I have reviewed this annual report on Form 10-K/A of American Medical Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 12, 2002	/s/ JUSTIN W. GRUBBS Justin W. Grubbs Chief Financial Officer

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

Exhibit Number	Description of Document
3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)
3.4	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)
4.1	Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 540,000 shares (Form 8-K filed August 20, 1998)
4.2	Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares (Form 8-K filed August 20, 1998)
4.3	Line of Credit of Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)
4.4	Revolving Business Credit Note (LIBOR—Based Interest Rate) between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)
4.5	Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)
4.6	Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)
4.7
Amendment to Revolving Business Credit Note (LIBOR—Based Interest Rate) and Line of Credit Agreement between Bank One and American Medical Technologies, Inc. dated March 23, 2001 (Form 10-K for the year ended December 31, 2000)
4.8
Amendment to Revolving Business Credit Note (LIBOR—Based Interest Rate) and Line of Credit Agreement between Bank One and American Medical Technologies, Inc. dated June 25, 2001 (Form 10-Q for the period ended June 30, 2001)
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

*
Identifies current management contracts or compensatory plans or arrangements.

**
Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.

QuickLinks

FORM 10-K/A
PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements December 31, 2001
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX