Form 10-Q/A
period 2002-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-09-12
CIK 874388

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

Yes ☒                        No ☐

Number of shares outstanding of the registrant's common stock as of July 31, 2002:

7,362,348 Shares

PART I    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues:
Equipment	$2,660,709	$3,633,230	$5,680,708	$8,085,656
Royalties	51,634	64,238	86,607	107,583

	2,712,343	3,697,468	5,767,315	8,193,239
Cost of products sold	1,814,135	1,979,143	3,596,142	3,962,095

Gross profit	898,208	1,718,325	2,171,173	4,231,144
Selling, general and administrative	2,436,129	2,336,155	4,344,111	4,555,754
Research and development	181,873	151,228	294,421	301,733
Restructuring costs	827,679	—	827,679	—

Income (loss) from operations	(2,547,473)	(769,058)	(3,295,038)	(626,343)
Other income (expense):
Other income	4,775	6,384	15,687	27,691
Interest expense	(58,936)	(32,025)	(111,029)	(79,214)

Net income (loss) before taxes	(2,601,634)	(794,699)	(3,390,380)	(677,866)
Income taxes	—	12,000	—	24,000

Net income (loss)	$(2,601,634)	$(806,699)	$(3,390,380)	$(701,866)

Net income (loss) per share	$(0.36)	$(0.12)	$(0.48)	$(0.10)

Net income (loss) per share assuming dilution	$(0.36)	$(0.12)	$(0.48)	$(0.10)

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30 2002	December 31 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$380,892	$579,667
Accounts receivable, less allowance of $169,000 in 2002 and $176,000 in 2001	486,622	1,272,703
Inventories	5,935,528	7,182,780
Prepaid expenses and other current assets	368,045	310,669

Total current assets	7,171,087	9,345,819
Property and equipment, net	1,890,170	2,090,970
Assets held for sale	28,500	—
Intangible assets, net:
Goodwill	2,137,331	2,175,238
Other	531,135	584,403

	2,668,466	2,759,641
Total assets	$11,758,223	$14,196,430

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30 2002	December 31 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,397,854	$2,751,270
Compensation and employee benefits	148,906	262,703
Other accrued liabilities	644,679	518,916
Accrued restructuring costs	698,556	—
Current notes payable	2,332,075	1,959,075

Total current liabilities	6,222,070	5,491,964
Other non-current liabilities	35,519	78,048
Stockholders' equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 7,362,348 shares in 2002 and 6,862,348 in 2001	294,497	274,497
Warrants and options	817,500	801,000
Additional paid-in capital	41,717,178	41,615,342
Accumulated deficit	(36,893,733)	(33,503,353)
Foreign currency translation	(434,808)	(561,068)

Total stockholders' equity	5,500,634	8,626,418

Total liabilities and stockholders' equity	$11,758,223	$14,196,430

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

        Inventories—Inventories consist of the following:

	June 30, 2002	December 31, 2001
Finished goods	$1,446,423	$2,719,012
Raw materials, parts and supplies	4,489,105	4,463,768

	$5,935,528	$7,182,780

        The Company's reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The Company's inventory reserve is calculated by comparing on hand quantities as of the measurement date to the prior twelve months' sales. The reserve calculation assumes that sales for each unit or part will not be less than sales for the prior twelve months. If sales are significantly different than prior year's sales for the unit or part, the reserve could be materially impacted.    Changes to the reserves are included in costs of goods sold and have a direct impact on the Company's financial position and results of operations. The reserve is calculated differently for finished units than it is for parts. For finished units, in instances where the on hand quantity exceeds the prior twelve months' sales, the number of units by which the on hand quantity exceeds the prior twelve months' sales is 100% reserved. For parts, when the on hand quantity exceeds the prior twelve months' sales and usage, the excess inventory is calculated by subtracting the greater of the prior twelve months' sales and usage or a base quantity of 50 from the quantity on hand. This excess is then 100% reserved. The base quantity of 50 represents management's determination of the minimum quantity of parts needed to fulfill its service, repair, and warranty obligations. All parts or units with less than twelve months of sales or usage history are excluded from the calculation. The Company booked a $22,106 increase to the reserve for the six-month period ended June 30, 2002 and a $122,027 decrease to the reserve for the six-month period ended June 30, 2001. The decrease in 2001 was due to the Company selling and scrapping some of the previously reserved items. The Company's reserve for slow moving inventory was $2,150,588 as of June 30, 2002 and $2,128,482 as of December 31, 2001.

        Property and equipment—Accumulated depreciation aggregated $1,980,739 at June 30, 2002 and $1,907,721 at December 31, 2001.

        Intangible Assets—Accumulated amortization aggregated $3,586,003 at June 30, 2002 and $3,544,828 at December 31, 2001.

New Accounting Standards and Disclosures

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("FASB 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("FASB 142"). FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. FASB 142 changes the way companies account for goodwill and intangible assets. Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and intangible assets that have indefinite useful lives are and will be tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually using the prescribed two-step process. The first step is an impairment screening which compares an estimation of the fair value of a reporting unit with the reporting unit's carrying value. The Company has determined that its reporting units are to be defined as the two operating segments—Domestic and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized in expense at the time of the recognition. The goodwill of a reporting unit will be tested between the annual test if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount.

        The following table shows the effect of the adoption of SFAS 142 on the Company's net income as of June 30, 2001 as if the adoption had occurred on January 1, 2001:

Pro Forma June 30, 2001
Net loss—as reported	$(701,866)
Amortization	242,512

Adjusted net loss	$(459,354)
Loss per common share—as reported	$(0.10)
Amortization	0.03

$(0.07)
Loss per common share assuming dilution—as reported	$(0.10)
Amortization	0.03

Adjusted loss per common share—assuming dilution	$(0.07)

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

        The FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to Be Disposed Of". However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary. FASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company adopted this statement on January 1, 2002. The Company evaluated the effect of the adoption of Statement 144 and the Company believes it does not have a material impact to its consolidated financial statements.

        Net Income (Loss) Per Share—The following table sets forth the computation for basic and diluted earnings (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Numerator:
Net Loss	$(2,601,634)	$(806,699)	$(3,390,380)	$(701,866)

Numerator for basic and diluted loss per share—income available to common stockholders after assumed conversions	(2,601,634)	(806,699)	(3,390,380)	(701,866)
Denominator:
Denominator for basic loss per share—weighted average shares	7,129,381	6,933,595	6,996,602	6,985,358
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—
Dilutive potential common shares
Denominator for diluted loss per share—adjusted weighted average shares and assumed conversions	7,129,381	6,933,595	6,996,602	6,985,358
Basic loss per share	$(0.36)	$(0.12)	$(0.48)	$(0.10)
Diluted loss per share	$(0.36)	$(0.12)	$(0.48)	$(0.10)

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

        The accounting policies of the business segments are consistent with those described in Note 1.

	Six Months Ended June 30
	2002	2001
Revenues:
Domestic	$4,660,533	$5,543,311
International	888,058	2,208,897

	$5,548,591	$7,752,208

Reconciliation of revenues:
Total segment revenues	$5,548,591	$7,752,208
Other	218,724	441,031

Total revenues	$5,767,315	$8,193,239

Operational earnings (loss):
Domestic	$(917,307)	$334,240
International	(341,819)	757,558

	$(1,259,126)	$1,091,798

Reconciliation of operational earnings (loss) to loss from operations:
Total segment operational earnings	$(1,259,126)	$1,091,798
Other operational earnings	150,168	272,087
Research & development expenses	(294,421)	(301,733)
Administrative expenses	(1,891,659)	(1,688,495)

Loss from operations	$(3,295,038)	$(626,343)

	June 30, 2002	December 31, 2001
Long-lived assets:
Domestic	$4,563,209	$4,834,723
International	23,927	15,888

	$4,587,136	$4,850,611

3.    Comprehensive Loss

        Total comprehensive loss, net of the related estimated tax, was $(2,462,431) and $(867,961) for the three months ended June 30, 2002 and 2001, respectively and $(3,264,120) and $(830,304) for the six months ended June 30, 2002 and 2001, respectively. The only component of other comprehensive loss is foreign currency translation.

4.    Restructuring Costs

        In the second quarter of 2002 the Company adopted a restructuring plan that called for the closure of its remaining sales and service branches and significant reductions in the number of employees in mid-June. As part of the restructuring, a total of 49 employees were terminated, comprised of field sales and service personnel, manufacturing employees and administrative personnel. As of June 30, 2002 the Company has vacated all but four of its former sales and service centers, with the remaining locations to be vacated by August 15, 2002. Costs such as employee severance, lease termination costs and other exit costs have been recorded as of the date the restructuring plan was finalized. Other restructuring costs include approximately $5,000 in accrued attorney's fees related to the termination of several of the Company's German employees and approximately $66,000 in non-cash expenses associated with the write-off of abandoned leasehold improvements and property due to the closure of the branch offices. None of the expenses accrued as part of the restructuring have any benefit for future operations. Certain costs were estimated based on the latest available information. The breakdown of the Company's restructuring costs is as follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of Restructuring Plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Deletions)	—	—	—	—	—
Non-Cash Expenses	—	(3,318)	—	(65,948)	(69,266)
Payments	(59,857)	—	—	—	(59,857)

Balance at June 30, 2002	$342,506	$214,738	$136,366	$4,946	$698,556

        The remaining accrued restructuring costs of $698,556 are expected to be paid out during the remainder of 2002 and 2003.

5.    Related Party Transactions

        On April 24, 2002 Ben Gallant resigned his positions with the Company as Chief Executive Officer and Chairman of the Board. Mr. Gallant remains a significant shareholder of the Company and serves as a guarantor of the Company's $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration. The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced. The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .976 and an expected life of the warrant of three years. The calculated fair value of the grant was $16,500, which was recorded as compensation expense on the date of the grant.

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

        The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the possible failure to maintain the Company's ability to borrow under its line of credit, the potential inability of the Company to refinance the line of credit indebtedness currently in default prior to the expiration of the bank's forbearance agreement and the other line of credit due in October of 2002, the Company's potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its change in business model, the potential lack of product acceptance, the Company's potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

        Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company's estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company's 2001 Annual Report on Form 10-K. There have been no material changes to that information during the first six months of 2002.

Change in Management & Restructuring

        On April 24, 2002 Ben Gallant resigned his position as Chief Executive Officer and resigned from the Company's Board of Directors. John Vickers, the Company's Chief Operating Officer, was appointed Chairman of the Board and Interim Chief Executive Officer. A search committee formed by the Board of Directors selected Roger Dartt as the Company's new Chief Executive Officer. Mr. Dartt joined the Company on June 6, 2002. Prior to joining the Company, Mr. Dartt had served as President of Mediatrix International, Inc. since 1997. Mediatrix International is a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring, and financial support. Prior to Mediatrix, Mr. Dartt was President, CEO or COO of eight companies in the medical, dental, electronic and specialty retail markets including subsidiaries of Bristol Meyers and PepsiCo.

        Due to the continued decline in sales, the Company re-evaluated its business model and adopted a restructuring plan in mid-June that will significantly reduce operating expenses. The Company will concentrate on its strengths, which are technology, development, and product innovation. The Company decided to abandon the direct sales model it adopted in February of 2000 and return to its previous business model of selling domestically through dental dealers. As part of this new direction, the Company closed its remaining sales and service branches and reduced its number of employees by approximately 50%. The Company expects these changes to reduce operating expenses by at least $2,000,000 on an annual basis. The Company is also actively implementing other cost reducing policies and procedures. The Company has begun the process of reintroducing itself to the dealers and has changed its marketing strategies to coincide with the change in its business model.

Results of Operations

        The Company had revenues of $2,712,343 for the three-month period ended June 30, 2002 compared to $3,697,468 for the same period in 2001, a decrease of 27%. The Company had revenues of $5,767,315 for the six-month period ended June 30, 2002 compared to $8,193,239 for the same period in 2001, a decrease of 30%. For the six-month period, domestic revenues declined 16%, while international revenues declined 60% over the same period. The decrease in domestic revenues is primarily attributable to a continued decline in unit sales under the direct sales model. The decline in international sales is primarily due to the expiration of the distributor agreement with the Company's former Japanese distributor in 2001. While the Company continues to seek a new distributor for its products in Japan, there have been no agreements signed to date. The Company is also currently in the process of changing its domestic sales business model to revert to selling through established dental dealers. Sales in 2002 are also impacted by the delayed release of the Company's Cavilase hard tissue laser. Limited Cavilase units were shipped on or near March 28, 2002, but such units were returned to the Company for further development. The Company continued to develop the Cavilase during the second quarter. In early June 2002, the need for continued development resulted in the delayed release of the product. The Cavilase is now expected to ship at the end of the third quarter of 2002. The Company expects this product to have a positive effect on the Company's sales.

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

        Restructuring expenses in the second quarter of 2002 are comprised primarily of approximately $402,000 in severance expenses for terminated employees, approximately $218,000 in expenses related to the closure of the Company's remaining sales and service branch offices and approximately $136,000 in vehicle lease terminations. Of the total restructuring expenses of $827,679, approximately $746,000 is related to the Company's U.S. operations and the remaining approximately $81,000 is related to the Company's German subsidiary. The majority of these costs, approximately $699,000 have been accrued and will be paid out over the remainder of 2002 and 2003. The Company estimates that it will pay out approximately $295,000 in the third quarter of 2002, approximately $240,000 in the fourth quarter of 2002, and the remaining approximately $164,000 in 2003. The timing and amounts of these payments could change as the Company is currently negotiating the payout terms with the respective creditors.

        Research and development expenses were $181,873 and $294,421 for the three and six-month periods ended June 30, 2002 compared to $151,228 and $301,733 for the same periods in 2001, an increase of 20% and a decrease of 2%, respectively. This increase for the three-month period is primarily due to expenses associated with the prototype development and testing of the Company's Cavilase product. This product is expected to begin shipping in the third quarter. This is consistent with the Company's expected development cycle, with expenses increasing as the product is closer to release. The difference in research and development expenses over the longer six-month period is negligible.

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

Liquidity and Capital Resources

        The Company's operating activities used $663,258 in cash resources during the six-month period ended June 30, 2002. The cash used in operations in 2002 was primarily due to the net loss of $3,390,380 and reduction of accounts payable and accrued compensation of $352,103 and $112,756, respectively. These items were partially offset by collections on accounts receivable of $816,127, a decrease in inventory of $1,323,577 and the accrued restructuring costs of $702,423. As the Company transitions back to selling through dealers, cash flows could be adversely impacted due to increases in accounts receivable as more sales are made on open account. The Company may require additional working capital to fund this transition.

        The Company's investing activities used $45,484 in cash resources during the six-month period ended June 30, 2002. The cash used in investing activities in 2002 related primarily to purchases of property and equipment.

        The Company's financing activities provided $494,836 in cash resources during the six-month period ended June 30, 2002. The cash provided by financing activities was due to additional $373,000 of borrowings on the Company's line of credit with ValueBank and proceeds of $121,836 to the Company in connection with the exercise of stock options for 500,000 shares granted to Mr. Philip Johnston, a consultant. Mr. Johnston provides strategic financial planning services for the Company.

        The Company had a $7,500,000 revolving bank line of credit with Bank One that was to expire in September 2002. The Company's borrowings under that line are secured by a pledge of the Company's accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.

        The Company was not in compliance with some of the financial covenants in the bank agreement as of September 30, 2001, and was in default. On November 6, 2001, the Company and the bank signed a Forbearance Agreement that increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company's real property, and required the bank to forego the exercise of its legal remedies until December 20, 2001. The Forbearance Agreement was amended to extend the termination date to September 15, 2002, in order to give the Company additional time to secure a suitable replacement for the credit facility. Under the terms of the Forbearance Agreement, the Company began to make principal payments of $30,000 per month on April 15, 2002. Starting on July 15, 2002, the monthly principal payment increased to $40,000. Monthly interest payments are also required. The Company is currently working with an independent consultant to acquire a new credit facility to refinance the existing debt. The Forbearance Agreement also requires the Company to submit monthly financial statements to the bank and that the Company maintain a minimum tangible net worth, defined as net assets less intangibles, of at least $4.5 million. Should the new credit facility not be in place by September 15, 2002, the Company will be forced to pay a $50,000 penalty and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents, including selling the Company's assets to repay the outstanding indebtedess, consequently causing us to discontinue operations. As of August 12, 2002, the outstanding principal on this line of credit is $1,655,656. As of August 12, 2002, the Company had made all required interest payments, but had not made the principal payment due on July 15, 2002 and was not in compliance with the covenant requiring the Company to maintain a minimum tangible net worth of at least $4.5 million. The bank has not exercised its available remedies under the Forbearance Agreement as of the date of this filing, which remedies include the right to foreclose on the Company's assets, institute suit for collection of the indebtedness and any other remedies available under applicable law.

        On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration. The loan is secured by a primary lien on the Company's building and real property and is personally guaranteed by Ben Gallant, who previously served as the Company's Chairman and Chief Executive Officer. Mr. Gallant resigned from the Company on April 24, 2002, but remains a guarantor on this loan. The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced. The loan expires on October 3, 2002 and bears interest at the prime rate plus 2%. As of August 9, 2002, the outstanding principal on this line of credit is $676,419.

        To obtain additional financing, the Company has begun offering shares of Series B Preferred Stock for sale to its directors, officers, and other accredited investors through a private placement. The Company is offering up to an aggregate of 575,000 shares of Series B Preferred Stock at a per share purchase price of $1.00. The shares are voting shares, with a par value of $0.01, annual cumulative dividends of 10%, and are freely convertible at the option of the holder to shares of the Company's common stock at a rate of the original per share purchase price divided by .40. The consummation of the offering is contingent on the Company receiving subscriptions for at least 500,000 shares of Series B Stock. In the event that the Company does not receive subscriptions for at least 500,000 shares of Series B Stock by August 31, 2002, all funds theretofore received will be returned without interest and the offering will terminate. As of August 12, 2002, the Company has received subscriptions for $300,000 of its Series B Preferred Stock.

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

        If the Company seeks to raise additional funds through public or private debt or equity financings, any additional capital it raises through the sale of equity may dilute a stockholder's ownership percentage in the Company. In addition, the Company issued 500,000 shares of common stock in the second quarter of 2002 to a consultant upon exercise of stock options and are currently offering up to 575,000 shares of Series B Preferred Stock in a private placement. The issuance of such a large number of equity shares could result in downward pressure on the trading price of the Company's stock.

PART II    OTHER INFORMATION

ITEM 5.    Other Information

        The Company received notice from Nasdaq that the market value of its publicly held shares had fallen below the minimum public float requirement of $5,000,000 and that its closing bid price had fallen below the minimum price requirement of $1.00 per share for continued listing on the Nasdaq National Market. Effective June 7, 2002, the Company transferred its securities to the Nasdaq SmallCap Market. The Company has until August 19, 2002 to regain compliance with the minimum bid price requirement. The Company may also be eligible for an additional 180 calendar day grace period provided that it continues to meet the initial listing criteria for the SmallCap Market.

        In the event that the Company's common stock is no longer traded on the Nasdaq National Market or SmallCap Market, shares of its common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. Selling the Company's common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' and news media coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company's common stock. Such delisting from Nasdaq or further declines in the Company's stock price could also greatly impair its ability to raise additional necessary capital through equity or debt financing and may significantly increase the dilution to stockholders caused by the Company issuing equity in financing or other transactions.

        In addition, if the Company's common stock is not listed on the Nasdaq National Market or SmallCap Market, it may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers that sell low-priced securities, referred to as "penny stocks," to persons other than established customers and institutional accredited investors. A penny stock is generally any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of holders to sell those securities in the secondary market and the price at which such holders can sell any such securities.

ITEM 6.    Exhibits and Reports on Form 8-K:

(a)

Exhibit	Description
4.1*	Common Stock Purchase Warrant, dated April 29, 2002, 75,000 shares, granted to Ben J. Gallant
10.1*	Employment agreement between American Medical Technologies, Inc. and Roger Dartt
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger Dartt, Chief Executive Officer
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Justin Grubbs, Chief Financial Officer

*
Previously filed with Form 10-Q for the period ended June 30, 2002.

(b)
On June 18, 2002, the Company filed a Form 8-K under Item 5 reporting the issuance on June 13, 2002 of a press release announcing the implementation of a restructuring.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.
	By:	/s/ ROGER W. DARTT
Dated: September 12, 2002		Roger W. Dartt Chief Executive Officer (on behalf of the registrant)

I, Justin W. Grubbs, certify that:

CERTIFICATIONS

I, Roger W. Dartt, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of American Medical Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002	/s/ ROGER W. DARTT Roger W. Dartt Chief Executive Officer

I, Justin W. Grubbs, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of American Medical Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002	/s/ JUSTIN W. GRUBBS Justin W. Grubbs Chief Financial Officer

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. Financial Statements
American Medical Technologies, Inc. Condensed Consolidated Statements of Operations (Unaudited)
American Medical Technologies, Inc. Condensed Consolidated Balance Sheets
American Medical Technologies, Inc. Condensed Consolidated Balance Sheets
American Medical Technologies, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
American Medical Technologies, Inc. Notes to Condensed Consolidated Financial Statements June 30, 2002 (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II OTHER INFORMATION
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS