Form 10-Q
period 2002-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2002-11-15
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2002.

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Number of shares outstanding of the registrant’s common stock as of October 31, 2002:

7,362,348 Shares

PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Revenues:
Equipment	$2,018,124	$2,605,788	$7,698,832	$10,691,444
Royalties	24,933	39,680	111,540	147,263
	2,043,057	2,645,468	7,810,372	10,838,707
Cost of products sold	1,546,210	1,537,730	5,142,352	5,499,825
Gross profit	496,847	1,107,738	2,668,020	5,338,882

Selling, general and administrative	1,193,120	2,094,438	5,537,231	6,650,192
Research and development	150,955	253,567	445,376	555,299
Restructuring costs	(48,888)	—	778,791	—
Income (loss) from operations	(798,340)	(1,240,267)	(4,093,378)	(1,866,609)

Other income (expense):
Other income	1,223	68,809	16,910	96,500
Interest expense	(60,557)	(33,784)	(171,586)	(112,998)
Net income (loss) before taxes	(857,674)	(1,205,242)	(4,248,054)	(1,883,107)

Income taxes	—	4,000	—	28,000

Net income (loss)	$(857,674)	$(1,209,242)	$(4,248,054)	$(1,911,107)

Net income (loss) per share	$(0.12)	$(0.18)	$(0.60)	$(0.28)

Net income (loss) per share assuming dilution	$(0.12)	$(0.18)	$(0.60)	$(0.28)

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30 2002	December 31 2001
	(Unaudited)

ASSETS
Current assets:
Cash	$245,247	$579,667
Accounts receivable, less allowance of $256,000 in 2002 and $176,000 in 2001	659,210	1,272,703

Inventories	5,141,883	7,182,780
Prepaid expenses and other current assets	362,394	310,669
Total current assets	6,408,734	9,345,819

Property and equipment, net	1,845,157	2,090,970
Intangible assets, net:
Goodwill	2,137,331	2,175,238
Other	504,501	584,403
	2,641,832	2,759,641

Total assets	$10,895,723	$14,196,430

See accompanying notes.

	September 30 2002	December 31 2001
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,529,990	$2,751,270
Compensation and employee benefits	135,016	262,703
Other accrued liabilities	773,794	518,916
Accrued restructuring costs	523,714	—
Current notes payable	2,332,075	1,959,075
Total current liabilities	6,294,589	5,491,964

Other non-current liabilities	4,104	78,048

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 7,362,348 shares in 2002 and 6,862,348 in 2001	294,497	274,497
Warrants and options	817,500	801,000
Additional paid-in capital	41,717,178	41,615,342
Accumulated deficit	(37,751,407)	(33,503,353)
Foreign currency translation	(480,738)	(561,068)
Total stockholders’ equity	4,597,030	8,626,418
Total liabilities and stockholders’ equity	$10,895,723	$14,196,430

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(4,248,054)	$(1,911,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266,924	328,703
Amortization	79,902	363,768
Loss on disposal of assets	63,405	1,541
Impairment of long-lived assets	26,699	—
Issuance of warrant as compensation	16,500	—
Provision for slow moving inventory	275,660	(71,037)
Provision for warranty expense	(46,650)	(57,414)
Provision for bad debts	80,000	(80,000)
Changes in operating assets and liabilities:
Accounts receivable	559,258	2,045,782
Inventories	1,849,016	(881,630)
Prepaid expenses and other current assets	(51,023)	(88,753)
Accounts payable	(233,406)	247,257
Compensation and employee benefits	(128,508)	(23,721)
Accrued restructuring costs	496,067	—
Other accrued liabilities	(1,536)	95,310
Other non-current liabilities	(73,944)	(71,367)
Net cash used in operating activities	(1,069,690)	(102,668)

INVESTING ACTIVITIES:
Purchases of property and equipment	(121,448)	(92,091)
Collections on notes receivable	—	224,785
Proceeds from sale of assets	76,926	1,300
Increase in intangible assets	—	(53,582)
Net cash provided by (used in) investing activities	(44,522)	80,412

FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	373,000	(750,000)
Sale of common stock	121,836	—
Deposits from directors	300,000	—
Repurchase of common stock	—	(328,019)
Net cash provided by (used in) financing activities	794,836	(1,078,019)

Decrease in cash	(319,376)	(1,100,275)
Effect of exchange rates on cash	(15,044)	(5,870)
Decrease in cash	(334,420)	(1,106,145)

Cash at beginning of period	579,667	1,549,747

Cash at end of period	$245,247	$443,602

See accompanying notes.

American Medical Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2002 (Unaudited)

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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for other quarters of 2002 or for the year ended December 31, 2002.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company; and 5) collectibility is reasonably assured.  The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment.  The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse.  Only the Company’s Anthos dental chairs and its networked camera systems require installation and revenue is not recorded until the installation is complete.  There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Inventories - Inventories consist of the following:

	September 30, 2002	December 31, 2001

Finished goods	$1,481,768	$2,719,012
Raw materials, parts and supplies	3,660,115	4,463,768

	$5,141,883	$7,182,780

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The Company’s inventory reserve is calculated by comparing on hand quantities as of the measurement date to the prior twelve months’ sales.  The reserve calculation assumes that sales for each unit or part will not be less than sales for the prior twelve months.  If sales are significantly different than prior year’s sales for the unit or part, the reserve could be materially impacted.    Changes to the reserves are included in costs of goods sold and have a direct impact on the Company’s financial position and results of operations.  The reserve is calculated differently for finished units than it is for parts.  For finished units, in instances where the on hand quantity exceeds the prior twelve months’ sales, the number of units by which the on hand quantity exceeds the prior twelve months’ sales is 100% reserved.  For parts, when the on hand quantity exceeds the prior twelve months’ sales and usage, the excess inventory is calculated by subtracting the greater of the prior twelve months’ sales and usage or a base quantity of 50 from the quantity on hand.  This excess is then 100% reserved.  The base quantity of 50 represents management’s determination of the minimum quantity of parts needed to fulfill its service, repair, and warranty obligations.  All parts or units with less than twelve months of sales or usage history are excluded from the calculation.  Previously established reserves related to individual part numbers are not reversed until the related parts are disposed of through sale or scrap.  The Company booked a $275,660 increase to the reserve for the nine-month period ended September 30, 2002 and a $71,037 decrease to the reserve for the nine-month period ended September 30, 2001.  The decrease in 2001 was due to the Company selling and scrapping some of the previously reserved items.  The Company’s reserve for slow moving inventory was $2,404,142 as of September 30, 2002 and $2,128,482 as of December 31, 2001.

Property and equipment - Accumulated depreciation aggregated $2,057,317 at September 30, 2002 and $1,907,721 at December 31, 2001.

Intangible Assets - Accumulated amortization aggregated $3,612,637 at September 30, 2002 and $3,544,828 at December 31, 2001.

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

American Medical Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2002 (Unaudited)

1.             Basis of Presentation and Other Accounting Information (continued)

The following table shows the effect of the adoption of SFAS 142 on the Company’s net income as of September 30, 2001 as if the adoption had occurred on January 1, 2001:

Pro Forma September 30, 2001

Net loss - as reported	$(1,911,107)
Amortization	214,974
Adjusted net loss	$(1,696,133)

Loss per common share - as reported	$(0.18)
Amortization	0.03
$(0.15)

Loss per common share – assuming dilution - as reported	$(0.18)
Amortization	0.03
Adjusted loss per common share - assuming dilution	$(0.15)

The Company has recorded amortizable intangible assets under the heading Other intangible assets on the Consolidated Balance Sheets. Other intangible assets include the following:

	September 30 2002	December 31 2001

Patents, trademarks and other	$118,751	$118,751
Distribution agreements	1,000,000	1,000,000
	1,118,751	1,118,751
Accumulated amortization	(614,250)	(534,348)
	$504,501	$584,403

Amortization expense, related to finite-lived intangibles, was approximately $80,000 for the nine months ended September 30, 2002 and approximately $89,000 for the same period in 2001.  The Company amortizes these intangible assets over 10 to 18 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years:

Estimated Year ended Amortization December 31 Expense

2002	$106,536
2003	106,536
2004	106,536
2005	106,536
2006	106,536

1.                           Basis of Presentation and Other Accounting Information (continued)

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

Net Income (Loss) Per Share - The following table sets forth the computation for basic and diluted earnings (loss) per share:

Three Months Ended September 30

Nine Months Ended September 30

	2002	2001	2002	2001
Numerator:

Net Loss	$(857,674)	$(1,209,242)	$(4,248,054)	$(1,911,107)

Numerator for basic and diluted loss per share – income available to common stockholders after assumed conversions	(857,674)	(1,209,242)	(4,248,054)	(1,911,107)

Denominator:
Denominator for basic loss per share – weighted average shares	7,362,348	6,862,348	7,119,857	6,943,904

Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential common shares
Denominator for diluted loss per share – adjusted weighted average shares and assumed conversions	7,362,348	6,862,348	7,119,857	6,943,904

Basic loss per share	$(0.12)	$(0.18)	$(0.60)	$(0.28)
Diluted loss per share	$(0.12)	$(0.18)	$(0.60)	$(0.28)

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

The accounting policies of the business segments are consistent with those described in Note 1.

	Nine Months Ended September 30
	2002	2001
Revenues:
Domestic	$6,136,014	$7,480,976
International	1,341,146	2,738,172
	$7,477,160	$10,219,148
Reconciliation of revenues:
Total segment revenues	$7,477,160	$10,219,148
Other	333,212	619,559
Total revenues	$7,810,372	$10,838,707

Operational earnings (loss):
Domestic	$(855,898)	$(57,068)
International	(159,315)	782,966
	$(1,015,213)	$725,898
Reconciliation of operational earnings (loss) to loss from operations:
Total segment operational earnings	$(1,015,213)	$725,898
Other operational earnings	209,461	378,451
Research & development expenses	(445,376)	(555,299)
Administrative expenses	(2,842,250)	(2,415,659)
Loss from operations	$(4,093,378)	$(1,866,609)

	September 30, 2002	December 31, 2001
Long-lived assets:
Domestic	$4,469,014	$4,834,723
International	17,975	15,888
	$4,486,989	$4,850,611

3.                           Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was $(903,605) and $(1,094,543) for the three months ended September 30, 2002 and 2001, respectively, and $(4,167,724) and $(1,930,342) for the nine months ended September 30, 2002 and 2001, respectively.  The only component of other comprehensive loss is foreign currency translation.

4.                           Restructuring Costs

In the second quarter of 2002 the Company adopted a restructuring plan that called for the closure of its remaining sales and service branches and significant reductions in the number of employees in mid-June.  As part of the restructuring, a total of 49 employees were terminated, comprised of field sales and service personnel, manufacturing employees and administrative personnel.  As of September 30, 2002 the Company has vacated all of its former sales and service centers.  Costs such as employee severance, lease termination costs and other exit costs have been recorded as of the date the restructuring plan was finalized.  Other restructuring costs include approximately $5,000 in accrued attorney’s fees related to the termination of several of the Company’s German employees, approximately $66,000 in non-cash expenses associated with the write-off of abandoned leasehold improvements and property due to the closure of the branch offices and approximately $18,500 of forfeited security deposits related to the abandoned offices.  None of the expenses accrued as part of the restructuring have any benefit for future operations.  Certain costs were estimated based on the latest available information.  The breakdown of the Company’s restructuring costs is as follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of Restructuring Plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	—	—	—	—	—
Non-Cash Expenses	—	(3,318)	—	(65,948)	(69,266)
Payments	(59,857)	—	—	—	(59,857)
Balance at June 30, 2002	$342,506	$214,738	$136,366	$4,946	$698,556
Additions (Reductions)	—	(48,888)	—	—	(48,888)
Non-Cash Expenses	—	(18,489)	—	—	(18,489)
Payments	(70,825)	(24,680)	(7,014)	(4,946)	(107,465)
Balance at September 30, 2002	$271,681	$122,681	$129,352	$—	$523,714

The remaining accrued restructuring costs of $523,714 are expected to be paid out during the remainder of 2002 and 2003.

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the potential inability of the Company to meet its covenants to the bank under the forbearance agreement, the impact of recently filed patent infringement litigation on relationships with the Company’s licensees, distributors and customers, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its change in business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or  necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2001 Annual Report on Form 10-K.  There have been no material changes to that information during the first nine months of 2002.

Changes in Management & Restructuring

On April 24, 2002 Ben Gallant resigned his position as Chief Executive Officer and resigned from the Company’s Board of Directors. John Vickers, the Company’s Chief Operating Officer, was appointed Chairman of the Board and Interim Chief Executive Officer.  A search committee formed by the Board of Directors selected Roger Dartt as the Company’s new Chief Executive Officer.  Mr. Dartt joined the Company on June 6, 2002. Prior to joining the Company, Mr. Dartt had served as President of Mediatrix International, Inc. since 1997.  Mediatrix International is a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring, and financial support.  Prior to Mediatrix, Mr. Dartt was President, CEO or COO of eight companies in the medical, dental, electronic and specialty retail markets including subsidiaries of Bristol Meyers and PepsiCo.  On October 8, 2002 John Vickers resigned his position as Chief Operating Officer and resigned from the Company’s Board of Directors.   Mr. Dartt was then appointed to the

Board of Directors and elected Chairman of the Board of Directors.  On October 23, 2002 Justin Grubbs resigned as the Company’s Chief Financial Officer.

Due to the continued decline in sales, the Company re-evaluated its business model and adopted a restructuring plan in mid-June designed to significantly reduce operating expenses.  The Company will concentrate on its strengths, which are technology, development and product innovation.  The Company decided to abandon the direct sales model it adopted in February of 2000 and return to its previous business model of selling domestically through dental dealers.  As part of this new direction, the Company closed its remaining sales and service branches and reduced its number of employees by approximately 50%.  Restructuring expenses booked in the second quarter of 2002 were comprised primarily of approximately $402,000 in severance expenses for terminated employees, approximately $218,000 in expenses related to the closure of the Company’s remaining sales and service branch offices and approximately $136,000 in vehicle lease terminations.  Of the total initial restructuring expenses of $827,679, approximately $746,000 is related to the Company’s U.S. operations and the remaining approximately $81,000 is related to the Company’s German subsidiary.  The majority of these costs, approximately $699,000, were accrued to be paid out over the remainder of 2002 and 2003.  The Company expects these changes to reduce operating expenses by at least $2,000,000 on an annual basis.  The Company is also actively implementing other cost reducing policies and procedures.  The Company began reintroducing itself to the dealers and on October 3, 2002 announced that it has entered into a dealer distribution agreement with Sullivan-Schein Dental, part of the $2.6 billion Henry Schein Company.  Sullivan-Schein Dental is now promoting the Company’s dental products through their nationwide sales force.

Pending Litigation

On October 31, 2002 the Company was named as a defendant in a patent infringement lawsuit brought by Biolase, Inc. in the Federal District Court for the Central District of California.  The suit alleges, among other things, that the Company has violated certain patents related to the use of laser radiation in combination with water for dentistry. The Company is studying the claims to formulate appropriate legal and business responses and intends to vigorously defend the lawsuit.

Results of Operations

The Company had revenues of $2,043,057 for the three-month period ended September 30, 2002 compared to $2,645,468 for the same period in 2001, a decrease of 23%. The Company had revenues of $7,810,372 for the nine-month period ended September 30, 2002 compared to $10,838,707 for the same period in 2001, a decrease of 28%.  For the nine-month period, domestic revenues declined 18%, while international revenues declined 51% over the same period.  The decrease in domestic revenues is primarily attributable to the continued decline in unit sales under the direct sales model and a slowdown in sales activity during the initial transition back to the dealer sales model.  The decline in international sales is primarily due to the expiration of the distributor agreement with the Company’s former Japanese distributor in 2001.  While the Company continues to seek a new distributor for its products in Japan, there have been no agreements signed to date.  The Company is also currently in the process of transitioning its domestic sales business model to revert to selling through established dental dealers.  On October 3, 2002 the Company announced that that it had entered into a dealer distribution agreement with Sullivan-Schein Dental, which is now promoting the Company’s dental products through their nationwide sales force.  Sales in 2002 are also impacted by the delayed release of the Company’s Cavilase hard tissue laser.  Limited Cavilase units were shipped on or near March 28, 2002, but such units were returned to the Company upon discovery of a problem with the hand piece.  The Company continued to develop the Cavilase during the second and third quarters to address this problem.  In early June 2002, a further problem with the hand piece was discovered which resulted in additional delays in the release of the product.  Several Cavilase units were shipped in July and August of 2002, but additional problems were discovered with the resonators and handpieces, which caused the majority of those units to be returned.  The Company continues to address the problems with the Cavilase, but is unable to determine when shipments of Cavilase units will begin again.

Gross profit as a percentage of revenues was 24% and 34% for the three and nine-month periods ended September 30, 2002, compared to 42% and 49% for the same periods in 2001.  The decreases in the margins are primarily due to increased discounting in both the domestic and international markets as a reaction to the declining sales and general economic slowdown both domestically and abroad.  Declining sales also resulted in lower production volumes, which caused margins to decrease as manufacturing costs were allocated to fewer production units.

Selling, general and administrative expenses were $1,193,120 and $5,537,231, for the three and nine-month periods ended September 30, 2002 compared to $2,094,438 and $6,650,192, for the same periods in 2001, constituting decreases of 43% and 17%, respectively.  The decreases are primarily due to the restructuring program adopted in June of 2002.

For the three months ended September 30, 2002 the Company reversed $48,888 of the restructuring expenses recorded in the second quarter as part of the restructuring program implemented in June of 2002.  The reductions are the result of the actual negotiated buyout amounts for several of the Company’s former sales and service branch leases being less than the originally projected amount.

Research and development expenses were $150,955 and $445,376 for the three and nine-month periods ended September 30, 2002 compared to $253,567 and $555,299 for the same periods in 2001, decreases of 40% and 20%, respectively.  The decreases are primarily due to there being fewer projects in the research and development pipeline in 2002.

For the three-month period ended September 30, 2002, net loss was ($857,674) compared to a net loss of ($1,209,242) for the same period in 2001.  The reduction in losses for the three-month period was primarily due to reduced expenses resulting from the implementation of the restructuring program in 2002.  For the nine-month period ended September 30, 2002, net loss was ($4,248,054) compared to a net loss of ($1,911,107) for the same period in 2001.   This increase is the result of the continued decline in sales and the charges related to the adoption of the restructuring program.

Liquidity and Capital Resources

The Company’s operating activities used $1,069,690 in cash resources during the nine-month period ended September 30, 2002.  The cash used in operations in 2002 was primarily due to the net loss of $4,248,054 and reduction of accounts payable and accrued compensation of $233,406 and $128,508, respectively.  These items were partially offset by collections on accounts receivable of $559,258, a decrease in inventory of $1,849,016 and the accrued restructuring costs of $496,067.  As the Company continues its transition back to selling through dealers, cash flows could be adversely impacted due to increases in accounts receivable as more sales are made on open account.  The Company may require additional working capital to fund this transition.

The Company’s investing activities used $44,522 in cash resources during the nine-month period ended September 30, 2002.  The cash used in investing activities in 2002 related to purchases of property and equipment of $121,448, partially offset by $76,926 in proceeds from the sale of assets.

The Company’s financing activities provided $794,836 in cash resources during the nine-month period ended September 30, 2002.  The cash provided by financing activities was due to additional $373,000 of borrowings on the Company’s line of credit with ValueBank, $300,000 in deposits from directors toward the purchase of preferred stock and proceeds of $121,836 to the Company in connection with the exercise of stock options for 500,000 shares granted to Mr. Philip Johnston, a consultant.

The Company has a $7,500,000 revolving bank line of credit with Bank One, which is secured by a pledge of the Company’s accounts receivable, inventory, equipment, instruments, patents, copyrights and trademarks.  The Company is in default under the credit facility and has been operating since September 30, 2001 under a Forbearance Agreement with the bank, which increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, amends the borrowing base and requires the Company to pay additional loan fees prior to the expiration of the forbearance period.  If the Company maintains a tangible net worth of at least $2,000,000 and otherwise complies with the terms of the Forbearance Agreement, the bank has agreed to forego the exercise of its legal remedies under the credit agreement until January 31, 2003.  As consideration for the bank’s entering into the Forbearance Agreement, the Company agreed to grant the bank a warrant to purchase up to 721,510 shares of the Company’s common stock for five years at a price of $.11 per share, the market price on the date of the most recent amendment to the Forbearance Agreement.  The Company made monthly principal payments to the bank of $30,000 from April 15 through June 15, 2002, in addition to monthly interest payments, but has made only interest payments since that date.  The Company is currently working with an independent consultant to factor the Company’s receivables not subject to the bank’s lien and ultimately to arrange a new credit facility to refinance the existing debt.  Should a new credit facility not be in place by January 31, 2003, the Company would be forced to pay penalties aggregating $150,000, and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents, including selling the Company’s assets to repay the outstanding indebtedness.  As of October 31, 2002, the outstanding principal and accrued interest on this line of credit and related credit card debt aggregated $1,804,227.

On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by a primary lien on the Company’s building and real property and is personally guaranteed by Ben Gallant, who previously served as the Company’s Chairman and Chief Executive Officer.  Mr. Gallant resigned from the Company on April 24, 2002, but remains a guarantor on this loan.  The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced.  The loan was to expire on October 3, 2002, but has been extended by ValueBank.  The Company continues to pay interest on the outstanding balance  at the prime rate plus 2%.  As of October 31, 2002, the Company has not repaid or refinanced this line of credit and the outstanding principal on this line of credit is $676,419.

To obtain additional financing, the Company offered up to an aggregate of 575,000 shares of Series B Preferred Stock at a per share purchase price of $1.00 to its directors, officers, and other accredited investors through a private placement in June, 2002.    The shares have voting rights equal to two and a half times the rights of common shares, a par value of $0.01, the right to annual, cumulative dividends of 10%, a liquidation preference, and are freely convertible at the option of the holder into shares of the Company’s common stock at a rate of two and a half shares of common for each share of preferred and redeemable by either party after September 30, 2005.  As of September 30, 2002, the Company had received subscriptions for 300,000 shares of its Series B Preferred Stock which it expects to issue in the fourth quarter.

The Company is actively pursuing additional sources of financing in order to repay its line of credit prior to the end of the forbearance period.  Those other sources of financing include the sale of equity or debt securities to private investors, factoring receivables and a restructured credit facility.  The Company’s ability to continue operations is dependent on its ability to successfully refinance the defaulted line of credit or obtain a sufficient amount of additional financing to repay the outstanding indebtedness and provide additional working capital. While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain such additional financing, there is no assurance that the Company will be successful in doing so.  If the Company is not able to repay the outstanding indebtedness on the lines of credit and the banks enforce their security interest in the Company assets securing the debt, the Company may be forced to cease operations.

If the Company seeks to raise additional funds through public or private debt or equity financings, any additional capital raised through the sale of equity may dilute a stockholder’s ownership percentage in the Company.

ITEM 4.        Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and the principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and principal financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II                 OTHER INFORMATION

ITEM 1.        Legal Proceedings.

Reference is made to the description of recently filed litigation in Part I, Section 2. of this report, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pending Litigation, which description is incorporated by reference herein.

ITEM 2         Changes in Securities and Use of Proceeds.

Effective September 30, 2002, the Board of Directors established a new series of up to 575,000 shares of Series B Preferred Stock.  The holders of Series B Preferred Stock are entitled to (i) receive an annual cumulative dividend at the rate of 10%, payable prior in right to dividends on any shares of common stock, (ii) two and one-half times the number of votes to which a holder of the same number of common shares is entitled, (iii) receive two and one-half shares of common stock for each share of Series B Preferred Stock tendered for conversion at an time, (iv) require the Company to redeem shares of Series B Preferred Stock at the original sale price, plus accrued cumulative dividends, upon prior notice beginning after September 30, 2005, or in the event of a merger, sale of a majority of the stock or sale of substantially all the assets of the Company, and (v) receive a liquidation preference equal to the original sale price plus accrued cumulative dividends, prior to the rights of holders of the Series A Preferred Stock and the common stock.  On September 30, 2007, all shares of Series B Preferred Stock will be redeemed at the original sale price plus accrued cumulative dividends.

As of September 30, 2002, the Company had received subscriptions for 300,000 shares of Series B Preferred Stock which were offered to persons who were officers, directors or accredited investors in a private placement.  No underwriter was used in the sale.  The shares were offered by management to a limited number of informed investors in a transaction exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The purchase price was $1.00 per share.  The aggregate sale proceeds of $300,000 will be used for operating capital.

The issuance of the Series B Preferred Shares creates a preference in dividends, voting and upon liquidation over the rights of the holders of the Company’s common stock.

ITEM 3         Defaults Upon Senior Securities

Reference is made to the description of the Company’s credit facility in Part I, Section 2. of this report, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated by reference herein.

ITEM 5.        Other Information

On February 19, 2002, the Company received notice from NASDAQ that the market value of its publicly held shares had fallen below the minimum public float requirement of $5,000,000 and that its closing bid price had fallen below the minimum price requirement of $1.00 per share for continued listing on the NASDAQ National Market.  Effective

June 7, 2002, the Company transferred its securities to the NASDAQ SmallCap Market. The Company has until February 14, 2003 to regain compliance with the minimum bid price requirement.  In addition, on October 10, 2002 the Company received notice from NASDAQ that the market value of its publicly held shares had fallen below the minimum public float requirement of $1,000,000 for continued listing on the NASDAQ SmallCap Market.  The Company has until January 8, 2003 to regain compliance with the minimum public float requirement.  Should the Company not meet the above noted continued listing requirements by their respective deadlines, its stock could be delisted by the NASDAQ SmallCap Market.

In the event that the Company’s common stock is no longer traded on the NASDAQ National Market or SmallCap Market, shares of its common stock would likely trade in the over-the-counter market in the so-called “pink sheets” or the OTC Bulletin Board.  Selling the Company’s common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ and news media coverage of the Company may be reduced.  These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Company’s common stock.  Such delisting from NASDAQ or further declines in the Company’s stock price could also greatly impair its ability to raise additional necessary capital through equity or debt financing and may significantly increase the dilution to stockholders caused by the Company issuing equity in financing or other transactions.

In addition, if the Company’s common stock is not listed on the NASDAQ National Market or SmallCap Market, it may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers that sell low-priced securities, referred to as “penny stocks,” to persons other than established customers and institutional accredited investors.  A penny stock is generally any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the NASDAQ National Market or SmallCap Market.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer is also subject to additional sales practice requirements.  Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of holders to sell those securities in the secondary market and the price at which such holders can sell any such securities.

ITEM 6.        Exhibits and Reports on Form 8-K:

(a)	Exhibit		Description
	3		Second Restated Certificate of Incorporation
	4.1	*	Common Stock Purchase Warrant, dated April 29, 2002, 75,000 shares, granted to Ben J. Gallant
	10.1		Third Amended and Restated Forbearance Agreement with Bank One
	99.1	**	Consulting Agreement with Philip Johnston granting options to purchase 500,000 shares of Company stock

* Previously filed with Form 10-Q for the period ended June 30, 2002.

** Incorporated by reference to the Company Registration Statement on Form S-8 (333-86964) filed April 25, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.

	By:	/s/ ROGER W. DARTT
Dated: November 14, 2002		Roger W. Dartt
Chief Executive Officer

CERTIFICATION OF PERIODIC FINANCIAL REPORTS

I, Roger W. Dartt, the Chief Executive Officer of the registrant, hereby certify that this periodic report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained therein fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: November 14, 2002	/s/ Roger W. Dartt
Roger W. Dartt, Chief Financial Officer

I, Janna L. Lenz, the principal financial officer of the registrant, hereby certify that this periodic report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that information contained therein fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: November 14, 2002	/s/ Janna L. Lenz
Janna L. Lenz, Principal financial officer

CERTIFICATIONS

I, Roger W. Dartt, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of American Medical Technologies, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ ROGER W. DARTT
Roger W. Dartt
Chief Executive Officer

CERTIFICATIONS

I, Janna L. Lenz, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of American Medical Technologies, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JANNA L. LENZ
Janna L. Lenz
Principal financial officer