Form 10-K
period 2002-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2003-04-15
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002, or

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

(361) 289-1145

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.04 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐        No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $603,508 as of March 31, 2003, based upon the closing price of $.17 reported on the OTC Bulletin Board on that date.  For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant’s Common Stock are assumed to be affiliates.  There were 7,362,348 shares of the registrant’s Common Stock issued and outstanding on March 31, 2003.

Documents incorporated by reference:  None.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Introduction

American Medical Technologies, Inc. (“American Medical” or “Company”) develops, manufactures and markets high technology products designed primarily for general dentistry.  American Medical’s primary products are pulsed dental lasers, primarily the Diolase and PulseMaster models; the Anthos System line of dental chairs and units, high speed curing lights; air abrasive kinetic cavity preparation systems, and intra oral cameras (“Ultracam”), which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas.  American Medical also develops, manufactures and markets precision air abrasive jet machining (“AJM”) systems for industrial applications.  American Medical, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.  American Medical changed its name from American Dental Technologies, Inc. on July 13, 2000.

American Medical had a very difficult and challenging year in 2002.  The Company’s revenues and profitability fell significantly in late 2001 and 2002, culminating in a loss of approximately $7 million for 2002.  This loss was primarily the result of (i) a decline in sales following the decision by the Company in February 2000 to switch its product distribution from sales by independent distributors and dealers to a direct sales force, (ii) a more challenging business environment following the September 11, 2001 terrorist attack, (iii) a delay in the introduction of a key product and (iv) the loss in 2001 of the Japanese distributor resulting in a decline in international sales.  These events were followed by the resignation of the Company’s former Chief Executive Officer in April 2002, the eventual replacement or termination of virtually all of the Company’s remaining executive management later in 2002 and in 2003, and the continued default by the Company on secured debt to its bank lenders aggregating approximately $2.55 million. Although the Company’s operating expenses have been dramatically reduced, the Company may continue to experience losses in 2003.  As a result, the Company’s independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively pursuing all available strategic alternatives, including merger or sale of the Company, the sale of certain of the Company’s assets or product lines, the sale of debt or equity securities, and restructuring its existing credit facilities and other liabilities.  If the Company is not able to repay or refinance its outstanding bank debt, and the banks enforce their security interest in the Company assets securing the debt, the Company may be forced to seek protection under the bankruptcy laws or cease operations.

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

The Company introduced the “Cavilase”, an Erbium:YAG laser, in late 2001.  However, technical problems with the product could not be resolved and the product was withdrawn from the market in 2002.

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

American Medical’s dental lasers are used for soft tissue applications, which include removing excess or diseased gum tissue, contouring gums, performing biopsies, preparing gums for crown and bridge impressions, trimming the gums to fit crowns and bridges, treating gum disease and for hemostasis (control of bleeding).  In 1999, American Medical received FDA clearance to market the PulseMaster for the selective removal of enamel decay.

American Medical’s dental lasers, components and accessories are sold primarily in North America, certain Asian and Pacific markets, and Europe.  Lasers represented approximately 48%, 52% and 54% of American Medical’s total revenues during 2002, 2001 and 2000, respectively.

Anthos System Dental Chairs and Units

In May of 2001, American Medical signed an agreement with CEFLA S.c.r.l. granting the Company exclusive rights to distribute, in the United States, the operatory equipment which CEFLA manufactures in Italy under the Anthos trade name. The parties also agreed to integrate the five high-tech dental equipment lines of American Medical into the Anthos chairs and units. The five high-tech dental equipment lines have been integrated, and it is the only chair and unit in the world with these technologies built in.  In September of 2001 the Company received 510(k) FDA clearance to market Anthos System dental units and distribution began in the fourth quarter of 2001.  Anthos System sales represented 8% of American Medical’s total revenues during 2002.

Plasma Arc Curing Systems

American Medical markets a Plasma Arc Curing System (“PAC”) that utilizes a high intensity light source to rapidly cure composite fillings.  Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights.

American Medical’s PAC products, components and accessories are sold primarily in North America, certain Asian and Pacific markets, and Europe.  PAC products represented approximately 7%, 7% and 12% of American Medical’s total revenues during 2002, 2001 and 2000, respectively.

KCP Cavity Preparation Systems

American Medical currently offers several Cavity Preparation Systems (“KCP”) models that vary in size, power and features, from the KCP 5 counter top model to the deluxe KCP 1000PAC model.  American Medical’s KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece.  The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength.  It is also used for sealant preparations, stain removal and intraoral porcelain removal and repair.  The KCP can often be used in place of a drill and may be used in many cases without anesthesia.  The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel.  The air abrasive stream is activated by a foot pedal.   The KCP floor models (KCP 100 and KCP 1000) are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.

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

The KCP is sold primarily in North America, certain Asian and Pacific markets and Europe.  The KCP represented approximately 4%, 8% and 6% of American Medical’s total revenues in 2002, 2001 and 2000, respectively.

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

Ultracam products are sold primarily in North America and Europe.  The Ultracam products represented approximately 8%, 10% and 14% of American Medical’s total revenue in 2002, 2001 and 2000, respectively.

Probe One and Chart-It

The Probe One is a computerized periodontal probe which works with practice management software to automate and streamline perio-probing and charting.  Chart-It is an automated charting software program used to fully integrate a dentist’s operatory with most front office practice management systems.  These products represented less than 1% of the Company’s total revenues in 2002, 2001 and 2000, respectively.  The Chart-It program was sold in 2002 for $35,000, and the probe product and inventory was sold by the Company in March 2003 for $50,000.

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

Industrial products accounted for less than 5% of American Medical’s total revenues in 2002, 2001 and 2000, respectively.

Marketing, Sales and Training

Prior to February 14, 2000, American Medical marketed its dental products through independent distributors, primarily Patterson Dental Company and Sullivan Schein, Inc., to general dental practitioners and certain other dental specialists in the United States.

On February 14, 2000, the Company changed its business model and began selling its dental products directly to dentists in the United States through its own sales force.  The revised business model called for the establishment of dental sales and service centers in large metropolitan areas throughout the United States.  The centers were staffed with sales personnel, an office coordinator responsible for scheduling, coordinating local marketing and reporting to corporate headquarters, and service technicians for installation and technical service support.  Outside the

United States, including Canada, American Medical continued selling its dental products through its distributor network.

In the second and third quarters of 2002 the Company adopted a restructuring plan that called for change in distribution of its products from selling directly to dentists in the United States through its own sales force to marketing its dental products through independent distributors, primarily Sullivan-Schein.  This allowed the Company to close 12 sales branches and reduce operating expenses by over $300,000 per month.  The Company employs independent sales representatives to coordinate sales opportunities with distributors.

The Company relies heavily on sales made at trade shows, dental exhibitions, and dental society meetings.  In general, the Company’s marketing activities, such as dental exhibitions and meetings, are typically lower in the summer months, which results in decreased revenues during the third and fourth quarters of the year.

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

American Medical provides warranty and repair service for American Medical’s products in the United States.  To service its dental products, American Medical has a service department in Corpus Christi and has service arrangements with independent distributors for products in other markets.  If such arrangements are unavailable, certain American Medical sales personnel are trained to make minor service repairs.  To date, American Medical has not experienced significant service problems.  American Medical generally provides a one-year warranty on all of its products.  Since the introduction of the sales and service centers, the Company’s revenues related to replacement parts and repair services have risen from 11% of revenues in 2000, to 17% of revenues in 2001, and 20% of revenues in 2002.

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

Research and Development

Most research and development, prototype production and testing activities take place at the Texas facility, although some research and development work is performed for American Medical by consultants.  The Texas facility has an engineering staff capable of producing new product prototypes.  Although American Medical expects to continue to conduct most of its own research and development activities, American Medical will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complementary products.

American Medical’s research and development expenditures for 2002, 2001 and 2000 were $595,156, $796,424 and $966,382, respectively.  American Medical’s current research and development efforts are focused on new complementary products for the dental market.

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

Before they can be marketed, most medical devices introduced to the United States market are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a “510(k) Clearance”) or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is “substantially equivalent” to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device’s approved or cleared application.

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

In addition, our products are subject to regulatory requirements covering third-party reimbursement.  Our products are generally purchased by dental or medical professionals who then bill various third party payors, such as government programs or private insurance plans, for the procedures conducted using these products. In the United States third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices are predetermined through government regulation. Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational. We believe that most of the procedures being performed with our current products generally have been reimbursed. The inability to obtain reimbursement for services using our products could deter dentists and physicians from purchasing or using our products. We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans. Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products. Such changes would act as disincentives for capital investments by dental and medical professionals and could have an adverse effect on our business, financial condition and results of operations.

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

Product Liability Exposure

American Medical’s business involves the inherent risk of product liability claims.  If such claims arise, they could have an adverse effect on American Medical.  American Medical currently maintains product liability insurance on a “claims made” basis with coverage per occurrence of $5,000,000 and in the aggregate annually of $5,000,000.  There is no assurance that such coverage will be sufficient to protect American Medical from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

Foreign Operations and Segment Information

For information regarding the Company’s foreign operations and business segments, see Note 7 of the Notes to Consolidated Financial Statements.  Such information is incorporated herein by reference.

Employees

On March 31, 2003, American Medical had 21 full-time employees.  Of these employees, 3 were engaged in direct sales and marketing activities in addition to the 10 non-employee sales representatives that interface with our distributors.  Eight employees are engaged in manufacturing activities, and the remaining 10 employees are in finance, administration, customer service, and research and development.  American Medical has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Executive Officers of the Company

The following table sets forth information concerning each of the current executive officers of American Medical who are elected to serve at the discretion of the Board of Directors.

Name	Age	Position

Roger W. Dartt	61	President, Chief Executive Officer, Chair of the Board of Directors
Barbara D. Woody	41	Controller
William S. Parker	57	Senior Vice President — Dental

Roger W. Dartt - Mr. Dartt was selected by the Board of Directors of the Company to serve as the Company’s Chief Executive Officer on June 6, 2002.  Prior to that date Mr. Dartt served as the President of Mediatrix International, Inc., a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring and financial support to companies.  In the past five years, Mr. Dartt had several short-term assignments as a turnaround specialist in companies engaged in electronic circuit board manufacturing, specialty retail sales, commercial glass manufacturing and in the supply of durable medical equipment to the home healthcare industry.  Prior to forming Mediatrix, Mr. Dartt was president, chief executive officer or chief operating officer of eight companies in the medical, dental electronic and specialty retail markets, including subsidiaries of Bristol Meyers and PepsiCo.

Barbara D. Woody – Ms. Woody was appointed Controller in December 2002.  Prior to joining the Company, she had served as Controller for Roy Smith Shoes, Inc. and as Business Manager for Henley Healthcare, Inc.

William S. Parker - Mr. Parker was appointed Senior Vice President - Dental of the Company in August 1998 and became a Director in November 1999.  He is chiefly responsible for the Company’s product development.  He had been a consultant, then an employee of the Company in charge of product development since 1991.  From 1976 to 1991, he was the president and co-founder of the New Directions Group, Inc., a management consulting firm.

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the potential inability of the Company to extend its forbearance agreement with the bank for the current breach of financial covenants and to refinance or extend that line of credit and the other line of credit due prior to their expiration on May 31, 2003, the impact of recently filed patent infringement litigation on relationships with the Company’s licensees, distributors and customers, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or  necessitate increased sales expenses, the failure of negotiations to conclude OEM agreements or strategic alliances and the other risks and uncertainties set forth in this report.

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

ITEM 3.  LEGAL PROCEEDINGS

On November 6, 2002 the Company announced that Biolase Technologies, Inc. had filed a patent infringement lawsuit against the Company in Federal District Court for the Central District of California. The lawsuit alleges, among other things, that the Company’s Cavilase laser, which was under development, infringed one or more Biolase patents. The suit seeks, among other things, injunctive relief and an unspecified amount of actual and trebled damages.  The Company is seeking to negotiate a resolution, and has entered into a standstill agreement with Biolase.  In the meantime, the Company has stopped development of the Cavilase laser until this issue is resolved. The Company does not presently believe that resolution of this lawsuit will have a material impact on the financial condition or operating results of the Company.

On April 4, 2003 the Company became aware of a patent infringement lawsuit filed against the Company in the Federal District Court for the Central District of California by Diodem LLC.  The Company has not been served in this lawsuit. The suit alleges that the Company infringed on four patents which Diodem LLC has succeeded to the rights of, and seeks, among other things, injunctive relief and an unspecified amount of actual and trebled damages.  The Company does not believe that resolution of this lawsuit will have a material impact on the financial condition or operating results of the Company and is seeking a dismissal of the allegations against the Company.

As a result of the Company restructuring and moving out of 12 leased sales offices, the Company has received notice of 3 lawsuits or judgments from landlords that total approximately $70,000.  In addition, the Company has received notices of vendor collection lawsuits that total approximately $200,000.  The Company is negotiation with all parties, has reached a settlement in some cases, and expects to reach a settlement in the others.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was traded on The Nasdaq National Market through June 7, 2002, and on the Nasdaq SmallCap Market after that date until March 26, 2003.  On that date Nasdaq delisted the Company’s common stock because the market value of its publicly held shares had fallen below the minimum of $1,000,000, and its closing bid price had fallen below the minimum of $1.00 per share required for continued listing on the Nasdaq SmallCap Market.  Since March 26, 2003, the Company’s common stock has been quoted on the OTC Bulletin Board  (Symbol: ADLI).  The following table sets forth certain information as to the high and low sales prices per share of the Company’s common stock as reported by Nasdaq for each quarterly period during the last two years.

	Closing Price
	High	Low
2001
First Quarter	$1.94	$1.00
Second Quarter	1.69	1.00
Third Quarter	1.55	0.56
Fourth Quarter	1.60	0.41

2002
First Quarter	$1.37	$.53
Second Quarter	.60	.26
Third Quarter	.45	.11
Fourth Quarter	.28	.05

As of March 31, 2003, there were approximately 3,200 beneficial and record holders of American Medical common stock based upon the records of the Company’s stock transfer agent and security position listings.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data, as of and for each of the five years ended December 31, 2002 is derived from the audited financial statements of the Company.  Operating results for prior years are not necessarily indicative of the results that may be expected for any other periods.  The data should be read in conjunction with the financial statements and related notes included in this report and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2002		2001	2000		1999	1998
	(in thousands)
Operating Data:
Net revenues	$9,084		$14,689	$19,902		$24,370	$28,285
Net income (loss)	$(7,044	)(1)	$(3,978)	$(18,403	)(2)	$392	$8,849	(3)

Net income (loss) per common share assuming dilution	$(0.98)		$(0.57)	$(2.53)		$0.05	$1.20

Weighted average number of common shares	7,181		6,923	7,284		7,446	7,375

Balance Sheet Data (at year end):
Total Assets	$8,103		$14,196	$18,291		$40,348	$41,855	(4)
Long-term obligations	4		78	2,673		5,373	6,271
Stockholders’ equity(5)	1,934		8,626	13,002		32,018	31,809
Working capital (deficit)	(1,515)		3,854	9,886		17,144	17,504

1)                                      Includes impairment charges of $.6 million related to the write off of ADL Japan goodwill and PAC Rim distribution rights and a charge to increase the reserve for slow moving inventory by $2.1 million and a write-off of demonstration inventory of $.4 million.

2)                                      Includes impairment charges of $9.2 million related to intangibles associated with the air abrasion and camera product lines, a charge to increase the reserve for slow moving inventory by $.8 million, a write off of demonstration inventory of $1.2 million related to the change in the business model, and a deferred income tax valuation allowance of $5.6 million.

3)                                      Includes $5.1 million income tax benefit related to reversal of a previously recorded deferred tax asset valuation allowance.

4)                                      Includes goodwill of $4.2 million and other assets of $3.9 million recorded in connection with the acquisitions of The Dental Probe and Dental Vision Direct in February 1998 and August 1998, respectively.

5)                                      No dividends were paid on the common stock during the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The discussion contains certain forward-looking statements relating to the Company’s anticipated future financial condition and operating results and its current business plans. In the future, the Company’s financial condition and operating results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond its control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See the disclosures under “Item 1-Business-Forward Looking Statements.”

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured. The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse. The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold. Only the Company’s Anthos dental chairs and its networked camera systems require installation and revenue is not recorded until the installation is complete. There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount reasonably believed to be collectible. For all accounts not specifically analyzed, the Company recognizes reserves of 80% of all accounts over 90 days past due and 2% for all remaining accounts. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories—Slow Moving

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  Prior to the fourth quarter 2002, the Company’s inventory reserve was calculated by comparing on hand quantities as of the measurement date to the prior twelve months’ sales.  The reserve calculation assumed that sales for each unit or part will not be less than sales for the prior twelve months.  If sales are significantly different than prior year’s sales for the unit or part, the reserve could be materially impacted.  Changes to the reserves are included in costs of goods sold and have a direct impact on the Company’s financial position and result of operations.  The reserve is calculated differently for finished units than it is for parts.  For parts, when the on hand quantity exceeded the prior twelve months’ sales and usage, the excess inventory was calculated by subtracting the greater of the prior twelve months’ sales and usage or a base quantity of 50 from the quantity on hand.  This excess was then 100% reserved.  The base quantity of 50 represented management’s determination of the minimum quantity of parts needed to fulfill its service, repair, and warranty obligations.  All parts or units with less than twelve months of sales or usage history were excluded from the calculation.

In the fourth quarter of 2002, the Company changed certain assumptions it uses in computing the inventory valuation allowance.  The inventory reserve calculation remained the same for finished units, but was changed for parts.  For parts, the new policy assumes that three years of projected parts usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance.  For purposes of computing the valuation allowance at December 31, 2002, part usage was projected at 50% of 2002 part usage.

The adoption of these new assumptions resulted in an increase in the valuation allowance of $1.4 million over what the allowance would have been under the previous assumptions.  The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2002.

Long Lived Assets—Impairment Testing

The Company evaluates its property, plant, and equipment for impairment whenever indicators of impairment exist. The Company follows the guidance of FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Statement No. 142 Goodwill and Other Intangible Assets, and projects future cash flows for the related products and operating segments based on management’s best estimates of likely future sales, less costs of goods sold and selling expenses based on historical data and perceived trends in the industry. These results are then compared to the recorded value of the related assets and intangibles and if less than the recorded value, an impairment charge is recognized. If actual results are significantly worse than management’s estimates, the Company could be required to recognize an impairment, which could have a material adverse effect on its financial position and results of operations.

Changes in Management and Restructuring

On April 24, 2002 Ben Gallant resigned his position as Chief Executive Officer and resigned from the Company’s Board of Directors. John Vickers, the Company’s Chief Operating Officer, was appointed Chairman of the

Board and Interim Chief Executive Officer.  A search committee formed by the Board of Directors selected Roger Dartt as the Company’s new Chief Executive Officer.  Mr. Dartt joined the Company on June 1, 2002. On October 8, 2002 John Vickers resigned his position as Chief Operating Officer and resigned from the Company’s Board of Directors.     Mr. Dartt was then appointed to the Board of Directors and elected Chairman of the Board of Directors.  On October 23, 2002 Justin Grubbs resigned as the Company’s Chief Financial Officer, and on March 31, 2003 the employment of John A. Miller, Executive Vice President – Sales, was terminated.

Due to the continued decline in sales, the Company re-evaluated its business model and adopted a restructuring plan in mid-June of 2002 designed to significantly reduce operating expenses.  The Company decided to abandon the direct sales model it adopted in February of 2000 and return to its previous business model of selling domestically through dental dealers.  As part of this new direction, the Company closed its remaining sales and service branches and reduced its number of employees by approximately 50%.  Restructuring expenses were comprised primarily of approximately $386,000 in severance expenses for terminated employees, approximately $174,000 in expenses related to the closure of the Company’s remaining sales and service branch offices and approximately $70,000 in vehicle lease terminations.  Of the total initial restructuring expenses of $708,000, approximately $630,242 is related to the Company’s U.S. operations and the remaining approximately $78,000 is related to the Company’s German subsidiary.  As of December 31, 2002, $418,335 of restructuring charges remain unpaid.  The Company is also actively implementing other cost reducing policies and procedures.  The Company began reintroducing itself to the dealers, and on October 3, 2002 announced that that it has entered into a dealer distribution agreement with Sullivan-Schein Dental, part of the Henry Schein Company.  Sullivan-Schein Dental is now promoting the Company’s dental products through their nationwide sales force.

Results of Operations

For the year ended December 31, 2002, the Company’s revenues decreased 32% compared to 2001.  This decrease in revenues was primarily due to three reasons. First, the weakened financial condition of the Company during the first and second quarter necessitated a change in management and restructuring of the Company’s sales and distribution, as reported in the Quarterly Report for the period ended September 30, 2002.  The Company in the first two quarters sold directly to dentists through 12 sales offices and 34 sales employees.  In June, the Company re-evaluated its business model and adapted the restructuring plan described above, which was designed to significantly reduce operating expenses.  The Company began reintroducing itself to the dental dealers and entered into a dealer distribution agreement with Sullivan-Schein Dental on October 3, 2002, who then began promoting the Company’s dental products through their nationwide sales force. During this transition period, all products experienced revenue declines, domestically by $3.4 million and internationally by $1.9 million.  Domestically, revenues of Diolase declined by $800,000, UltraCam by $900,000, and Pulsemaster, KCP and Power Pac by $400,000 each.  Parts and service revenues declined by $800,000 as overall sales declined.

A second reason for the decrease in revenues was that sales in 2002 were affected by the fact that the Company designed and planned to introduce the Cavilase, a hard tissue laser.  Initially, engineering problems caused delays, and in November 2002 a patent infringement lawsuit by Biolase stopped all efforts on the product while the two companies entered into negotiations to resolve the dispute.  This product withdrawal had an adverse effect on expected revenues from the sale of the Cavilase laser, as well as on the sale of related Company products.  Revenues from the Anthos system increased by $477,000 as 2002 was its first full year after being introduced into the market in 2001.

The third reason for the revenue decrease was that international sales declined $1.8 million due to the loss of the Japanese distributor, reported earlier, and restructuring of the Company’s German subsidiary to reduce operating losses experienced previously.

For the year ended December 31, 2001, the Company’s revenues decreased 26% compared to 2000. This decrease in revenues was primarily due to a 59% decrease in international revenues due to the expiration of a sales agreement with the Company’s Japanese distributor. Our Japanese distributor opted not to renew this agreement indicating that it had too much product in stock. The Company is currently seeking new distributor partners in Japan, however, due to adverse economic conditions in Japan, we have been unable to engage a new distributor. In 2000, sales to this distributor represented 21% of total revenues.  The decrease in revenues is also attributable to a decline in attendance at dental trade shows subsequent to the September 11th terrorist attacks. The overall decline in revenues in 2001 is attributable to all product lines, with the largest revenue decreases in the dental laser, intra-oral camera and plasma arc curing lines. These three product lines posted revenue declines in 2001 of approximately $2.5 million, $1.3 million, and $1.1 million, respectively. The Company’s parts and service revenues continued to increase in 2001, growing by approximately $500,000. The introduction of the Anthos Systems dental chairs added approximately $250,000 to revenues in 2001.

Gross profit as a percentage of revenues was 12% for the year ended December 31, 2002 compared to 41% in 2001 and 42% in 2000.  The decreases in the margins are primarily due to increased discounting in both the domestic and international markets as a reaction to the declining sales and general economic slowdown both domestically and abroad, declining sales and increases in the inventory valuation allowance of $1,970,000 in 2002, $588,000 in 2001, and $873,000 in 2000, reported elsewhere in this report, which resulted in an increase in the reserve for slow moving inventory of approximately $2.5 million in 2002.  This added reserve is applied to cost-of-goods and caused a decline in gross profit.  The decrease in gross profit as a percentage of revenues in 2000 was due to the Company increasing its reserve for slow-moving inventory in response to the decline in the air abrasion and camera markets.

Selling, general and administrative expenses were $6,772,812 in 2002, $9,195,306 in 2001 and $21,226,253 in 2000.  The Company instituted a restructuring program in June 2002.  The Company decided to abandon the direct sales model, close its sales and service branches and return to its previous business model of selling domestically through dental dealers.  This restructuring resulted in reducing the number of employees from 91, at the beginning of the year, to 21 at year end.  This reduced payroll and benefits $1.9 million and general office and occupancy costs $450,000.

In addition, as part of the transition in its business model in 2000, the Company decided to discontinue its demonstration unit sales initiative. This change resulted in the Company disposing of approximately $1.2 million in demonstration units that had been on loan to sales personnel, universities, and prospective customers that were no longer deemed saleable. This charge was included in selling, general and administrative expenses in 2000.  The decrease in 2001 compared to 2000 reflects the non-recurring nature of the items described above and reduced expenses resulting from the reorganization of the sales and service centers, which resulted in 2001 selling, general and administrative expenses declining 15% compared to 2000, after elimination of the effects of the non-recurring items described above

Research and development expenses were $595,156 in 2002, $796,424 in 2001 and $966,382 in 2000.  The decreases are primarily due to there being fewer projects in the research and development pipeline in 2002 and the reduction in employees during 2002.  The decrease in 2001 reflects the substantial completion of two major projects in 2001, the Cavilase and the Anthos System dental chairs and units. Historically, research and development expenses have been higher in the earlier stages of product development than in the finishing stages.

Restructuring expenses for the year 2002 were $708,242, and arose out of the restructuring program implemented in June 2002 and described elsewhere in this report.

Other income was $17,927 for 2002, $118,237 for 2001 and $83,773 in 2000.  Interest expense increased from $158,909 in 2001 to $281,957 in 2002 due in part to increased borrowing of $450,000 and an increase in credit card balances.

The Company applied and received a tax refund in 2002 of $237,418 for NOL’s carried back to 1996, 1997, 1998 and 1999.  In 2001, the Company had no income tax expense. In 2000, the Company recorded a $4,744,000 charge for income tax. The Company’s income taxes at U.S. statutory rates, differs from its recorded income tax expense primarily due to nondeductible goodwill amortization. With the losses incurred in 2000, 2001 and 2002 and the continued downturn in the dental products industry, uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. Therefore, the Company re-established the tax asset valuation allowance, which resulted in a non-cash tax expense of approximately $5.7 million in 2000. At December 31, 2002, the Company had approximately $20 million of net operating loss carryforwards. These net operating loss carryforwards expire in various amounts in the years 2006 through 2021.

Liquidity and Capital Resources

The Company’s operating activities used $836,036 in cash resources in 2002.  Cash used by operating activities in 2002 was due largely to the net loss of $7,043,512 and accrued compensation expenses.  These items were partially offset by collections on accounts receivable, a decrease in inventory and accrued restructuring costs.  This loss included non-cash charges totaling $3,306,208 consisting of depreciation and amortization expense, impairment charges for intangible assets, provision for slow-moving inventory, and stock-based compensation.  In addition, inventory and accounts receivable declined by $1,934,501 and $715,231, respectively from December 31, 2001 to December 31, 2002.  As a result of the non-cash expenses and declines in inventory and accounts receivable, the Company’s cash used in operations was $5,955,940 less than its net loss for 2002 of $7,043,512.  As the Company continues its transition back to selling through dealers, cash flows could be adversely impacted due to increase in accounts receivable as more sales are made on open account.  The Company may require additional working capital to fund this transition.

The Company’s investing activities provided $3,364 in cash in 2002.  The cash provided by investing activities in 2002 related primarily to proceeds from sales of assets, reduced by purchases of property and equipment

The Company’s financing activities provided $794,836 in cash resources in 2002, representing amounts increased on the Company’s lines of credit by a net amount of $373,000 and the issuance of preferred and common stock totaling $421,836.

The Company has a $7,500,000 revolving line of credit with Bank One, which is secured by a pledge of the Company’s accounts receivable, inventory, equipment, patents, copyrights and trademarks. The Company is in default under the credit facility and has been operating since November 6, 2001 under a Forbearance Agreement with the bank, which increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, amends the borrowing base and requires the Company to pay additional loan fees prior to the expiration of the forbearance period. If the Company maintains a tangible net worth of at least $2,000,000 and otherwise complies with the terms of the Forbearance Agreement, the bank has agreed to forego the exercise of its legal remedies under the credit agreement until May 31, 2003. As consideration for the bank’s entering into the Forbearance Agreement, the Company granted the bank a warrant to purchase up to 721,510 shares of the Company’s common stock for five years at a price of $.11 per share, the market price on the date of grant. The Company made monthly principal payments to the bank of $30,000 from April 15 through June 15, 2002, in addition to monthly interest payments, but has made only interest payments since that date. Should a new credit facility not be in place by May 31, 2003, the Company would be forced to pay penalties aggregating $150,000, and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents, including selling the Company’s assets to repay the outstanding indebtedness. As of December 31, 2002, the outstanding principal on this line of credit and related credit card debt amounted to $1.8 million, and the Company’s tangible net worth was below the $2,000,000 required by the Forbearance Agreement.  The bank has orally indicated to the Company that it will continue to forbear in exercising its rights under the Loan Agreement until an amendment to the Forbearance Agreement is negotiated and executed.

On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by a primary lien on the Company’s building and real property and is personally guaranteed by Ben Gallant, who previously served as the Company’s Chairman and Chief Executive Officer.  Mr. Gallant resigned from the Company on April 24, 2002, but remains a guarantor on this loan.  The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced.  The loan was to expire on October 3, 2002, but has been extended by ValueBank through May 31, 2003.  The Company continues to pay interest at the prime rate plus 2%.  As of December 31, 2002, the outstanding principal on this line of credit is $676,419.

To obtain additional financing, the Company sold an aggregate of 300,000 shares of Series B Preferred Stock at a per share purchase price of $1.00 to certain of its directors through a private placement in 2002.  The shares have voting rights equal to two and a half times the rights of common shares, a par value of $0.01, the right to annual, cumulative dividends of 10%, a liquidation preference, and are freely convertible at the option of the holder into shares of the Company’s common stock at a rate of two and a half shares of common for each share of preferred and redeemable by either party after September 30, 2005.

In 2000 and 2001, after comparing the book value of the Company’s shares of its common stock to the trading price, the Company’s Board of Directors authorized and implemented a stock repurchase program pursuant to which it would repurchase up to $1 million of its common stock. At the time of authorization, the Company was generating positive cash flows and the Board of Directors perceived the repurchase program to be in the best interests of the Company. During 2001, the Company repurchased 218,749 shares of its common stock, representing approximately $328,000 of the $1 million repurchase authorized by the Board of Directors. The repurchased shares constitute approximately 3% of the total number of shares of common stock currently outstanding. As sales continued to decline and cash flow became a concern, the Board of Directors decided to cease repurchasing shares. The last date shares of common stock were repurchased by the Company was July 17, 2001.  No shares of Common Stock were repurchased in 2002.

The Company’s independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. While the Company hopes that it will be successful in refinancing the defaulted line of credit, there can be no assurance that the Company will be able to accomplish this.  The Company is actively pursuing all available sources of financing and other corporate alternatives in order to repay its line of credit prior to the end of the forbearance period, including a potential merger or acquisition partner, the sale of selected assets, the placement of equity or debt securities to private investors, factoring receivables and a restructured credit facility.  The Company’s ability to continue operations is dependent on its ability to successfully refinance the defaulted line of credit or obtain a sufficient amount of additional financing to repay the outstanding indebtedness and provide additional working capital. While the Company expects to be able to refinance the defaulted line of credit or otherwise obtain such additional financing, there is no assurance that the Company will be successful in doing so.  If the Company is not able to repay the outstanding indebtedness on the lines of credit, and the banks enforce their security interest in the Company assets securing the debt, the Company may be forced to cease operations.

If the Company seeks to raise additional funds through public or private debt or equity financings, any additional capital raised through the sale of equity may dilute a stockholder’s ownership percentage in the Company.  The issuance of 500,000 shares of common stock in the second quarter of 2002 to a consultant upon exercise of stock options and 300,000 shares of Series B Preferred Stock convertible into common stock in the third quarter of 2002 in a private placement could result in downward pressure on the trading price of the Company’s stock.

New Accounting Standards and Disclosures

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will follow the guidance of SFAS 146 for its restructuring plan implemented in 2002 and discussed at Note 1 to Consolidated Financial Statements, effective January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The Company adopted the disclosure requirements of this Statement as of December 31, 2002.

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

As of December 31, 2002 and 2001, the Company’s net assets subject to foreign currency translation risk (defined as current assets less current liabilities) were $476,373 and $1,152,129, respectively.  The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $66,000 and $115,000 for 2002 and 2001, respectively.

Interest Rate Risk

The Company’s variable interest expense is sensitive to changes in the general level of United States interest rates. The Company’s debt represents borrowings at the prime rate plus an applicable margin ranging from 2% to 4% and is sensitive to changes in interest rates.  The Company does not generally hedge interest rate risks. At December 31, 2002, the weighted average interest rate on the $2,332,075 debt was approximately 8.2%, and the fair value of the debt approximates its carrying value.

The Company had interest expense of $227,329 in 2002, as compared to $158,909 in 2001.  The potential increase in interest expense from a hypothetical 2% adverse change in interest rates, assuming the December 31, 2002 and 2001 debt was outstanding for the entire year, would be approximately $47,000 and $40,000, for the year ended December 31, 2002 and 2001, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

To The Stockholders and Board of Directors

American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Medical Technologies, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. as of December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $7,043,512 for the year ended December 31, 2002, had negative working capital of $1,515,252 at December 31, 2002 and was in technical default on certain financial covenants in connection with its credit agreements.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in note 1 to the financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets.

/s/ Hein + Associates LLP
Hein + Associates llp
Houston, Texas
March 15, 2003

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Medical Technologies, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. as of December 31, 2001 and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP
Ernst & Young LLP
San Antonio, Texas
March 1, 2002

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash	$566,436	$579,667
Accounts receivable, less allowance of $261,118 in 2002 and $176,000 in 2001	472,354	1,272,703
Inventories	3,113,060	7,182,780
Prepaid expenses and other current assets	197,577	310,669
Total current assets	4,349,427	9,345,819

Property and equipment, net	1,753,997	2,090,970

Intangible assets, net:
Goodwill	1,971,427	2,175,238
Other	27,847	584,403
	1,999,274	2,759,641

Total assets	$8,102,698	$14,196,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$2,714,003	$2,751,270
Compensation and employee benefits	81,538	262,703
Accrued restructuring costs	418,335	—
Other accrued liabilities	318,728	518,916

Current notes payable	2,332,075	1,959,075
Total current liabilities	5,864,679	5,491,964

Other Non-Current Liabilities	4,103	78,048

Series B Preferred Stock, $.01 par value, authorized 575,000 shares; 300,000 shares outstanding in 2002	300,000	—

Contingencies (Note 8)

Stockholders’ equity:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares;none outstanding	—	—
Common stock, $.04 par value, authorized 12,500,000 shares; Outstanding: 7,362,348 in 2002 and 6,862,348 in 2001	294,497	274,497
Additional paid-in capital	41,717,178	41,615,342
Warrants and options	927,046	801,000
Accumulated deficit	(40,546,865)	(33,503,353)
Foreign currency translation	(457,940)	(561,068)
Total stockholders’ equity	1,933,916	8,626,418

Total liabilities and stockholders’ equity	$8,102,698	$14,196,430

Consolidated Statements of Operations

For Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues	$8,943,076	$14,473,051	$19,685,222

Royalties	141,370	215,635	217,024
	9,084,446	14,688,686	19,902,246
Cost of Sales	8,025,136	8,634,543	11,130,379
Gross profit	1,059,310	6,054,143	8,771,867

Cost and Expenses:
Selling, general and administration	6,772,812	9,195,306	21,226,253
Research and development	595,156	796,424	966,382
Restructuring costs	708,242	—	—
Loss from operations	(7,016,900)	(3,937,587)	(13,420,768)

Other Income (Expenses):
Other income	17,927	118,237	83,773
Interest expense	(281,957)	(158,909)	(322,475)
Loss before income taxes	(7,280,930)	(3,978,259)	(13,659,470)
Income tax (benefit) expense	(237,418)	—	4,744,000
Net loss	$(7,043,512)	$(3,978,259)	$(18,403,470)

Net loss per share	$(0.98)	$(0.57)	$(2.53)

Net loss per share assuming dilution	$(0.98)	$(0.57)	$(2.53)

Consolidated Statements of Stockholders’ Equity

For Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid-In Capital	Warrants and Options	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount
Balance at December 31, 1999	7,367,847	$294,717	$42,312,636	$801,000	$(11,121,624)	$(268,346)	$32,018,383
Net loss for 2000	—	—	—	—	(18,403,470	—	(18,403,470)
Foreign currency translation	—	—	—	—	—	(223,548)	(223,548)
Comprehensive loss	—	—	—	—	—	—	(18,627,018)
Repurchase of common stock	(286,750)	(11,470)	(378,028)	—	—	—	(389,498)

Balance at December 31, 2000	7,081,097	283,247	41,934,608	801,000	(29,525,094)	(491,894)	13,001,867
Net loss for 2001	—	—	—	—	(3,978,259)	—	(3,978,259)
Foreign currency translation	—	—	—	—	—	(69,174)	(69,174)
Comprehensive loss	—	—	—	—	—	—	(4,047,433)
Repurchase of common stock	(218,749)	(8,750)	(319,266)	—	—	—	(328,016)

Balance at December 31, 2001	6,862,348	274,497	41,615,342	801,000	(33,503,353)	(561,068)	8,626,418
Net loss for 2002	—	—	—	—	(7,043,512)	—	(7,043,512)
Foreign currency translation	—	—	—	—	—	103,128	103,128
Comprehensive loss	—	—	—	—	—	—	(6,940,384)
Issuance of common stock	500,000	20,000	101,836	—	—	—	121,836
Warrant and option grants	—	—	—	126,046	—	—	126,046

Balance at December 31, 2002	7,362,348	$294,497	$41,717,178	$927,046	$(40,546,865)	$(457,940)	$1,933,916

Consolidated Statements of Cash Flows

	2002	2001	2000
Operating Activities:
Net loss	$(7,043,512)	$(3,978,259)	$(18,403,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	342,839	423,102	502,624
Amortization	106,536	486,473	1,466,407
Impairment of intangible assets	615,924	213,181	9,233,907
Deferred taxes	—	—	4,744,000
Provision for slow-moving inventory	2,114,863	588,026	873,298
Provision of doubtful accounts	85,118	—	42,000
Net loss on disposal of assets	127,555	1,541	1,243,887
Compensation expense related to warrant and option grants	126,046	—	—
Changes in operating assets and liabilities:
Accounts receivable	715,231	2,095,015	1,282,575
Inventories	1,934,501	(886,251)	864,588
Prepaid expenses and other current assets	113,092	109,741	111,056
Accounts payable	(37,267)	1,119,524	(689,035)
Compensation and employee benefits	(181,165)	(23,605)	68,535
Accrued restructuring costs	418,335	—	—
Other accrued liabilities	(200,188)	(183,904)	130,164
Other non-current liabilities	(73,944)	(94,916)	(50,314)
Net cash provided by (used in) operating activities	(836,036)	(130,332)	1,420,222

Investing Activities:
Purchases of property, plant and equipment	(37,533)	(130,821)	(399,981)
Proceeds from sales of assets	40,897	1,300	1,000
Collections on notes receivable	—	224,785	531,407
Increase in intangible assets	—	(60,164)	(173,544)
Net cash provided by (used in) investing activities	3,364	35,100	(41,118)

Financing Activities:
Payments on note payable	(90,000)	(754,344)	(2,650,000)
Proceeds from note payable	463,000	213,419	—
Issuance of preferred stock	300,000	—	—
Issuance of common stock	121,836	—	—
Repurchase of common stock	—	(328,019)	(389,498)

Net cash provided by (used in) financing activities	794,836	(868,944)	(3,039,498)

Decrease in cash	(37,836)	(964,176)	(1,660,394)
Effect of exchange rates on cash	24,605	(5,904)	(20,506)
Decrease in cash	(13,231)	(970,080)	(1,680,900)

Cash, at beginning of year	579,667	1,549,747	3,230,647

Cash, at end of year	$566,436	$579,667	$1,549,747

Notes to Financial Statements

1.                                      Organization and Significant Accounting Policies

Principles of Consolidation — American Medical Technologies, Inc. (the “Company”) develops, manufactures, markets and sells high technology products primarily for dentistry.  The consolidated financial statements include the accounts and operations of the Company and its subsidiary.  All intercompany transactions and balances have been eliminated.

Going Concern — The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $7,043,512 for the year ended December 31, 2002, had negative working capital of $1,515,252 at December 31, 2002, and was in technical default under its credit agreements.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is exploring other sources of financing and other sources of funds, including the sale of selected assets, and has substantially reduced its operating costs.  There can be no assurance that the Company will be successful in finding other sources of funding or be able to sell selected assets and that any such amounts will be sufficient to meet the Company’s debt obligations and operation requirements.

Restructuring Costs — In the second quarter of 2002 the Company adopted a restructuring plan that called for the closure of its remaining sales and service branches and significant reductions in the number of employees in mid-June.  As part of the restructuring, a total of 49 employees were terminated, comprised of field sales and service personnel, manufacturing employees and administrative personnel.  As of September 30, 2002 the Company had vacated all of its former sales and service centers.  Costs such as employee severance, lease termination costs and other exit costs have been recorded as of the date the restructuring plan was finalized.  Other restructuring costs include approximately $5,000 in accrued attorney’s fees related to the termination of several of the Company’s German employees, approximately $34,000 in non-cash expenses associated with the write-off of abandoned leasehold improvements and property due to the closure of the branch offices and approximately $18,500 of forfeited security deposits related to the abandoned offices.  None of the expenses accrued as part of the restructuring have any benefit for future operations.  Certain costs were estimated based on the latest available information.  The breakdown of the Company’s restructuring costs follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(44,173)	(66,109)	7,012	(119,437)
Non-cash expenses	—	(33,525)	—	—	(33,525)
Payments	(140,905)	(34,680)	(9,903)	(70,894)	(256,382)
Balance at December 31, 2002	$245,291	$105,678	$60,354	$7,012	$418,335

Inventories — Inventories are stated at the lower of cost, determined by the first-in first-out method, or market.  At December 31, inventories consisted of the following:

	2002	2001
Finished goods	$1,566,978	$2,719,012
Raw materials, parts and supplies	1,546,082	4,463,768
	$3,113,060	$7,182,780

Inventories at December 31, 2002 and 2001 are net of valuation allowances of $4,243,345 and $2,273,039, respectively.  The increase in the valuation allowance for 2002 is attributable to the continued decline in sales which resulted in uncertainty as to whether or not significant portions of the Company’s inventory costs will be recoverable and a change in certain assumptions upon which the valuation allowance is determined.

The Company changed certain assumptions it uses in computing the inventory valuation allowance during the fourth quarter of 2002.  The prior assumptions relating to the valuation allowance for parts were as follows:

•                  Parts purchased in the current year are not subject to a valuation allowance.

•                  Parts in inventory in excess of the preceding year’s usage were considered 100% obsolete; and,

•                  The first 50 parts of any given part, which was intended to represent five years of projected usage, were not subject to a valuation allowance without regard to historical usage.

The new assumptions assume that three years of projected part usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance for purposes of computing the valuation allowance at December 31, 2002.  Part usage was projected at 50 percent of 2002 part usage.

The adoption of these new assumptions resulted in an increase in the valuation allowance of $1.4 million over what the allowance would have been under the previous assumptions.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years.  At December 31, 2002 property and equipment consisted of the following:

	2002	2001
Building and improvements	$1,560,699	$1,567,939
Machinery and equipment	1,410,699	1,446,614
Office furniture and computers	915,297	864,522
Vehicles	—	119,316
	3,886,695	3,998,391
Accumulated depreciation	(2,132,698)	(1,907,421)
	$1,753,997	$2,090,970

Revenue Recognition – The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment.  The Company recognizes revenue on certain sales to two of its largest distributors under terms that require shipment to a local independent warehouse. The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold.

Intangible Assets — Intangible assets consist of goodwill, patents, distribution rights and other intangibles and are stated at cost less accumulated amortization.  The Company amortized goodwill over periods ranging from 15 to 25 years, patents and distribution agreements over their respective lives, and other intangible assets over lives ranging from 5 to 17 years.  Accumulated amortization was $3,639,271 and $3,544,828 at December 31, 2002 and 2001, respectively.  Goodwill amortization expense amounted to approximately $368,000 in 2001 and $476,000 in 2000.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 changes the way companies account for goodwill and intangible assets. Effective January 1, 2002, the Company adopted the provisions of SFAS 142. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill was tested for impairment during the first quarter of 2002 and again in the first quarter of 2003 using the prescribed two-step process. The first step is an impairment screening which compares an estimation of the fair value of a reporting unit with the reporting unit’s carrying value. The Company has determined that its reporting units are to be defined as the two operating segments - Domestic and International.  If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized in expense at the time of the recognition. The goodwill of a reporting unit will be tested between the annual test if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount.

The following table shows the effect of the adoption of SFAS 142 on the Company’s net loss for the years ended December 31, 2001 and 2000 as if SFAS had been adopted on January 1, 2000.

	2001	2000
Net loss – as reported	$(3,978,259)	$(18,403,470)
Amortization of goodwill	368,465	475,867
Adjusted net loss	$(3,609,794)	$(17,927,603)

Net loss per common share – as reported, primary and dilutive	$(0.57)	$(2.53)
Amortization	0.05	0.07
Adjusted net loss per common share, primary and dilutive	$(.52)	$(2.46)

In 2000, the continued decline in sales of the Company’s KCP and camera units, and the underperformance of the dental probe units, served as indicators of impairment for certain intangible assets associated with the previous acquisitions of Texas Airsonics, Inc., Dental Vision Direct, Inc., and Dental Probe, Inc.  Following the guidance of FASB Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company projected future cash flows for these products based on management’s best estimates of likely future sales, less costs of goods sold and selling expenses.  The undiscounted future cash flows were less than the recorded value of the assets related to these product lines, indicating impairment existed.  To determine the amount of the impairment, the fair value of the related assets was determined by comparing the future cash flows discounted at a rate of 8% to the fair value of the related long-lived assets based on current market selling prices of similar equipment.   The Company recorded an impairment of approximately $9.2 million to reduce the carrying value of the long-lived assets associated with the aforementioned acquisitions to the fair value of those assets.  This impairment expense is included in Selling, General and Administrative Expenses in the Statement of Operations. In the fourth quarter of 2001, the Company decided not to enter the digital dental x-ray market.  The Company had previously purchased the rights to a digital dental x-ray technology for $252,500.  With the decision not to enter the digital dental x-ray market at this time, the unamortized balance of $213,181 related to this asset was determined to be impaired.

During 2001, the Company’s distributorship agreement with its Japanese supplier expired.  The Company has been unable to secure a distributor for its products in Japan.  As a result, sales in Japan were nominal in 2002.  As of December 31, 2002, the Company had intangible assets with a carrying value of $615,924 relating to various rights to distribute products to Japan.  These circumstances are indicative of an impairment of these intangible assets.  During the fourth quarter of 2002, these intangible assets were charged off in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002.  This impairment expense is included in Selling, General and Administrative Expenses in the Statement of Operations.

The Company has amortizable intangible assets as of December 31, 2002 and 2001 as follows:

	2002	2001
Patents, trademarks and other	$118,751	$118,751
Distribution agreements	—	1,000,000
	118,751	1,118,751

Accumulated amortization	(90,904)	(534,348)

	$27,847	$584,403

Amortization expense related to finite lived intangibles was $106,536, $118,008 and $118,008 for the years ended December 31, 2002, 2001 and 2000, respectively.  The following table shows the estimated amortization expense in total for all finite lived intangible assets to be incurred over the next five years.

Year Ended December 31,
2003	$6,540
2004	6,540
2005	6,540
2006	6,540
2007	1,687

Net Income (Loss) Per Share — The following table sets forth the computation for basic and diluted earnings per share:

	2002	2001	2000
Numerator:
Net loss	$(7,043,512)	$(3,978,259)	$(18,403,470)

Numerator for basic and diluted earnings per share – income available to common stockholders after assumed conversions	$(7,043,512)	$(3,978,259)	$(18,403,470)

Denominator:
Denominator for basic earnings per share – weighted-averaged shares	7,180,978	6,923,347	7,284,443

Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Dilutive potential common shares	—	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares after assumed conversions	7,180,978	6,923,347	7,284,443

Net loss per share	$(.98)	$(.57)	$(2.53)
Net loss per share assuming dilution	$(.98)	$(.57)	$(2.53)

Comprehensive Income (Loss) — The financial Accounting Standards Board’s Statement 130, Reporting Comprehensive Income requires foreign currency translation adjustments to be included, along with net income (loss), in comprehensive income (loss).  For 2002, 2001, and 2000 the Company’s Comprehensive Loss was $(6,940,384), ($4,047,433) and ($18,627,018), respectively.

The components of Accumulated Other Comprehensive Loss are as follows:

	2002	2001	2000
Foreign currency translation adjustments	$103,128	$(69,174)	$(223,548)
Accumulated other comprehensive income	$(457,940)	$(561,068)	$(491,894)

Translation of Non-U. S. Currency Amounts — For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated to U.S. dollars at the current exchange rates at the balance sheet date.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated in a separate component of stockholders’ equity.

Stock Based Compensation — The Company grants stock options for a fixed number of shares to employees with an exercise price no less than the fair value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Advertising — The Company expenses advertising costs as incurred.  Advertising expense approximated $251,000, $134,000, and $867,000 in 2002, 2001, and 2000, respectively.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  The determination of the Company’s valuation allowance for inventory is a significant estimate that could change materially over the next year should circumstances affecting the Company’s current sales volumes change.

Fair Value of Financial Instruments — The fair value of the Company’s cash, accounts receivable, note receivable and accounts payable approximates their carrying value due to their short term nature.  The fair value of the Company’s note payable to the bank approximates its carrying value due to the variable market interest rate.

New Accounting Standards and Disclosures — In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will follow the guidance of SFAS 146 for its restructuring plan implemented in 2002 and discussed at Note 1 effective January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The Company adopted the disclosure requirements of this Statement as of December 31, 2002.

2.                                      Agreements with Related Parties

Ben Gallant — On April 24, 2002 Ben Gallant resigned his positions with the company as Chief Executive Officer and Chairman of Board. The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of a loan until it is repaid or refinanced. The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; volatility factors of the expected market price over the expected life of the warrant of three years. The calculated fair value of the warrant was $16,500, which was recorded as expense on the date of the grant.

3.                                      Line of Credit and Other Non-Current Liabilities

The Company has a $7,500,000 revolving line of credit with Bank One, which is secured by a pledge of the Company’s accounts receivable, inventory, equipment, patents, copyrights and trademarks. The Company is in default under the credit facility and has been operating since November 6, 2001 under a Forbearance Agreement with the bank, which increases the interest rate on the outstanding borrowings to the prime rate plus 4%, forbids additional borrowings, grants the bank a second mortgage on the Company’s real property, amends the borrowing base and requires the Company to pay additional loan fees prior to the expiration of the forbearance period. If the Company maintains a tangible net worth of at least $2,000,000 and otherwise complies with the terms of the Forbearance Agreement, the bank has agreed to forego the exercise of its legal remedies under the credit agreement until May 31, 2003. As consideration for the bank’s entering into the Forbearance Agreement, the Company granted the bank a warrant to purchase up to 721,510 shares of the Company’s common stock for five years at a price of $.11 per share, the market price on the date of grant. The Company made monthly principal payments to the bank of $30,000 from April 15 through June 15, 2002, in addition to monthly interest payments, but has made only interest payments since that date.  Should a new credit facility not be in place by May 31, 2003, the Company would be forced to pay penalties aggregating $150,000, and the bank will have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents, including selling the Company’s assets to repay the outstanding indebtedness. As of December 31, 2002, the outstanding principal on this line of credit amounted to $1,655,656 and the Company’s tangible net worth was below the $2,000,000 required by the Forbearance Agreement.

The fair value of the warrants issued to Bank One was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.84%; divided yield of 0%; volatility factors of the expected market price over the estimated life of the warrant of three years.  The calculated fair value of the warrant was $54,629 which is recorded as interest expense over the term of the forbearance period.

On October 3, 2001, in order to obtain working capital, the Company entered into a $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration.  The loan is secured by a primary lien on the Company’s building and real property and is personally guaranteed by Ben Gallant, who previously served as the Company’s Chairman and Chief Executive Officer.  Mr. Gallant resigned from the Company on April 24, 2002, but remains a guarantor on this loan.  The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced (Note 2).  The loan was to expire on October 3, 2002, but has been extended by ValueBank through May 31, 2003.  The Company continues to pay interest at the prime rate plus 2%.  As of December 31, 2002, the outstanding principal on this line of credit is $676,419.

The Company leases certain manufacturing equipment under capital leases.  Equipment related to capital leases had a total cost of $286,179 at December 31, 2002 and 2001 and accumulated amortization of $262,331 and $205,096 at December 31, 2002 and 2001, respectively. Amortization related to assets held under capital leases is included in depreciation expense.  In connection with the restructuring described in Note 1, the Company terminated or abandoned all office space and vehicle leases during 2002. Future minimum lease payments under capital leases as of December 31, 2002 are as follows:

Year Ended December 31,	Capital Leases
2003	$49,818

Less amount representing interest	(2,455)

$47,363

Capital lease obligations at December 31, 2002 consisted of the following:

Current portion	$43,260
Non-current portion	4,103
Total capital lease obligations	$47,363

Rental expense for operating leases in 2002, 2001 and 2000 approximated $223,000, $497,000 and $344,000, respectively.

The Company paid interest of approximately $213,000, $170,000 and $322,000 in 2002, 2001 and 2000, respectively.

4.                                      Preferred Stock, Stockholders’ Equity, Stock Options and Warrants

The Company authorized a new series of up to 575,000 shares of Series B Preferred Stock at a per share price of $1 per share. The holders of Series B Preferred Stock are entitled to (i) receive an annual cumulative dividend at the rate of 10%, payable prior to dividends on any shares of common stock, (ii) two and one-half times the number of votes to which a holder of the same number of common shares is entitled, (iii) receive two and one-half shares of common stock for each share of Series B Preferred Stock tendered for conversion after September 30, 2005, (iv) require the Company to redeem shares of Series B Preferred Stock at the original sale price, plus accrued cumulative dividends, upon prior notice beginning after September 30, 2005, or in the event of a merger, sale of a majority of the stock or sale of substantially all the assets of the Company, and (v) receive a liquidation preference equal to the original sale price plus accrued cumulative dividends, prior to the rights of holders of the Series A Preferred Stock and the common stock. On September 30, 2007, all outstanding shares of Series B Preferred Stock are redeemable at the original sale price plus accrued cumulative dividends.

As of December 31, 2002, the Company has issued 300,000 shares of Series B Preferred Stock to persons who were officers, directors or accredited investors in a private placement. No underwriter was used in the sale. The shares were offered by management to a limited number of informed investors in a transaction exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The purchase price was $1.00 per share.

The Company has authorized three stock option plans for employees, officers, directors, consultants and other key personnel.  As of December 31, 2002, the Nonqualified Stock Option Plan has options outstanding to acquire 158,490 shares; the Long-Term Incentive Plan has options outstanding to acquire 569,367 shares; and the Stock Option Plan for Employees has options outstanding to acquire 1,565 shares.

The Company also authorized and granted options to acquire 81,392 shares of its common stock, exclusive of the above described plans, none of which were ever exercised prior to their expiration in 2000.

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002, respectively: risk-free interest rate of 6.5%, 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .771, .913 and .999 and a weighted-average expected life of the option of three to five years.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	2002	2001	2000
Net loss, as reported	$(7,043,512)	$(3,978,259)	$(18,403,470)
Net loss per share, primary and dilutive, as reported	$(.98)	$(0.57)	$(2.53)
Net loss per share, primary and dilutive, as reported

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$16,568	$16,672	$25,947

Pro forma net loss	$(7,060,080)	$(3,994,931)	$(18,429,417)
Pro forma net loss per share, primary and dilutive	$(.98)	$(0.58)	$(2.53)

Stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 1999	655,264	$5.06
Exercisable at December 31, 1999	535,598	6.19

Options granted	401,248	1.38
Options exercised	—	—
Options canceled	(359,621)	4.49

Outstanding at December 31, 2000	696,891	3.24
Exercisable at December 31, 2000	309,786	5.49

Options granted	76,560	0.61
Options exercised	—	—
Options canceled	(104,736)	4.64

Outstanding at December 31, 2001	668,715	2.12
Exercisable at December 31, 2001	215,112	3.93

Options granted	750,000.35
Options exercised	(500,000)	.36
Options canceled	(189,293)	2.81

Outstanding at December 31, 2002	729,422	1.28
Exercisable at December 31, 2002	467,915	2.25

The weighted-average fair value of options granted during 2002, 2001 and was $.14, $.43 and $.92, respectively.

A summary of options outstanding as of December 31, 2002 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
10.75	312	312	$10.75	0.96
5.38 —9.50	118,237	118,237	5.60	4.33
2.00 —4.00	15,193	15,193	3.48	1.81
0.60 —1.38	345,680	271,673	1.21	7.91
.33	250,000	62,500.33		9.50

Warrant activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 1999	748,250	$5.21
Exercisable at December 31, 1999	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—

Outstanding at December 31, 2000	748,250	5.21
Exercisable at December 31, 2000	748,250	5.21
Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—

Outstanding at December 31, 2001	748,250	5.21
Exercisable at December 31, 2001	748,250	5.21

Warrants issued	796,510.11
Warrants exercised	—	—
Warrants canceled	(50,000)	4.13

Outstanding at December 31, 2002	1,494,760	2.54
Exercisable at December 31, 2002	1,494,760	2.54

There were no warrants granted in 2000 or 2001.  The weighted average fair value of warrants granted during 2002 was $.09.  Exercise prices for warrants outstanding as of December 31, 2002 ranged from $0.11 to $5.50.  The weighted-average remaining contractual life of those warrants is 2.9 years.

5.                                      Transfer of License

In June 1997, the Company agreed to the transfer of the license for the sales of dental lasers and air abrasive instruments from Sunrise Technologies, Inc. (“Sunrise”) to Lares Co. (“Lares”) in connection with the sale of Sunrise’s dental business to Lares.  The Company received a payment of $275,000 and a note receivable for $100,000, due in June 2000.  The Company will also continue to receive royalties on air abrasive and dental lasers from Lares.  The Company received Sunrise stock with a market value of $81,192 in 2001.  This amount was applied against the note and the remaining amount was deemed uncollectible.

6.                                      Income Taxes

At December 31, 2002, the Company had approximately $20,000,000 million of net operating loss carryforwards (“NOL’s”) for federal income tax purposes, which expire in various amounts in the years 2006 through 2022.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2002	2001
Allowance for doubtful accounts	$89,000	$60,000
Inventory valuation reserves	1,496,000	807,000
Depreciation	—	326,000
Compensation and employee benefits	28,000	50,000
Alternative minimum tax credit carryforward	—	236,000
Warranty reserve	39,000	54,000
NOL’s	6,806,000	5,222,000
Other	140,000	250,000
Deferred tax asset	8,598,000	7,005,000
Deferred tax liabilities	(68,000)	(54,000)
Net deferred tax asset	8,530,000	6,951,000
Valuation allowance	(8,530,000)	(6,951,000)
Net deferred tax asset	$—	$—

The Company’s income tax provision included the following:

	2002	2001	2000
Current expense (benefit)	$(237,418)	$—	$—
Deferred expense	—	—	4,744,000
	$(237,418)	$—	$4,744,000

The following is a reconciliation of the Company’s expected income tax expense (benefit) based on statutory rates to the actual expense (benefit):

	2002	2001	2000
Income taxes (benefit) at US statutory rate	$(2,475,516)	$(1,353,000)	$(4,644,000)
Non-deductible amortization and expenses	258,000	—	3,248,000
Deferred tax asset valuation allowance adjustment	1,579,000	1,302,000	5,649,000
Other	401,098	51,000	491,000
	$(237,418)	$—	$4,744,000

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109.  The change in the valuation allowance during 2002 of $1,579,000 reflects the increase in NOLs during 2002.

The Company paid no federal income tax during 2000, 2001 or 2002.

The Company’s investment in its foreign subsidiary is considered to be permanently invested and no provision for U.S. federal and state income taxes on these translation adjustments has been provided.

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

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras.  Domestically, prior to the adoption of its new business model in February 2000, the Company maintained a nationwide sales force to generate sales and assist its dealer network.  Subsequent to the adoption of the new business model, the Company sold its products direct to the consumer through its nationwide network of sales and service branch offices. In the second quarter of 2002, the Company closed its sales and service branches in a restructuring plan and renewed contracts with one of its previous distributors.  Internationally, with the exception of a small number of personnel in Germany, the Company has not maintained its own sales force and continues to sell its products through regional dental distributors.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, include industrial products and royalty income.

The accounting policies of the business segments are consistent with those described in Note 1.

	2002	2001	2000
Revenues:
Domestic	$7,075,806	$10,430,196	$10,646,392
International	1,531,260	3,459,628	8,339,465
	$8,607,066	$13,889,824	$18,985,857

Reconciliation of revenues:
Total segment revenues	$8,607,066	$13,889,824	$18,985,857
Other	477,380	798,862	916,389
Total revenues	$9,084,446	$14,688,686	$19,902,246

Operational earnings (loss):
Domestic	$(3,990,009)	$(733,584)	$(2,085,460)
International	(125,258)	660,017	3,088,126
	$(4,115,267)	$(73,567)	$1,002,666

Reconciliation of operational earnings (loss) to loss from operations:
Total segment operational earnings (loss)	$(4,115,267)	$(73,567)	$1,002,666
Other operational earnings	302,562	493,946	563,755
Research and development expenses	(595,156)	(796,424)	(966,382)
Administrative expenses	(2,609,039)	(3,561,542)	(14,024,076)
Loss from operations	$(7,016,900)	$(3,937,587)	$(13,420,768)

International revenues by country:
Japan	$38,548	$1,260,492	$3,890,017
Germany	538,339	831,472	1,601,502
Italy	290,848	909,520	1,269,305
Canada	436,118	71,772	315,343
Other	227,407	146,611	914,528
	$1,531,260	$3,219,867	$7,990,695

Long lived assets (excluding deferred Taxes):
Domestic	$1,752,217	$4,834,723	$5,769,335
International	1,782	15,888	19,747
	$1,753,997	$4,850,611	$5,789,082

Sales to one customer for certain Asian and Pacific markets, primarily Japan, were approximately <1%, 9% and 21% of total revenues in 2002, 2001 and 2000, respectively.

8.                                      Litigation and Contingencies

In July 2000, the Company filed a lawsuit in the District Court of Nueces County, Texas against Henry Schein, Inc. to recover approximately $293,000 of past due receivables plus interest and collection cost.  In September 2001, the Company settled this lawsuit out of court.  Under the provisions of the settlement agreement, the terms of the settlement cannot be disclosed.

The Company is a defendant in a patent infringement lawsuit.  The Company is seeking to negotiate a resolution to the lawsuit.  The Company does not presently believe that resolution of this lawsuit will have a material impact on the financial condition or operating results of the Company.

9.                                      Selected Quarterly Financial Data (unaudited)

	March 31 2002	June 30 2002	September 30 2002	December 31 2002
Revenues	$3,054,971	$2,712,343	$2,043,057	$1,274,075
Gross profit	1,272,965	898,208	496,847	(1,608,710	)(2)
Net income (loss)	(788,746)	(2,601,634)	(857,674)	(2,795,458)
Net income (loss) per share assuming dilution	(.11)	(.35)	(.12)	(.40)

	March 31 2001	June 30 2001	September 30 2001	December 31 2001
Revenues	$4,495,770	$3,697,468	$2,605,788	$3,889,600
Gross profit	2,512,819	1,718,325	1,107,738	715,261	(1),(2)
Net income (loss)	104,833	(806,699)	(1,209,242)	(2,067,151)
Net income (loss) per share assuming dilution	$0.01	$(0.12)	$(0.18)	$(.28)

(1)          In the fourth quarter of each year the Company conducts its annual physical inventory count.  Any expense or loss booked in association with the physical count is booked in the fourth quarter.  Inventory count adjustments charged to expense in the fourth quarter were approximately $50,000 and $360,000 in 2002 and 2001, respectively.

(2)          In the fourth quarter of 2001, the Company reassessed its slow moving inventory reserve based on the events of September 11 and the decline in revenues.  This reassessment resulted in a charge of approximately $650,000 in the fourth quarter of 2001.  In the fourth quarter of 2002, the Company reassessed its slow moving inventory in light of the continued decline in revenues.  This reassessment resulted in a charge of approximately $1.9 million in the fourth quarter of 2002.

ITEM 9.                            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s change in its auditors was reported on Form 8-K/A filed with the SEC on March 6, 2003.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following sets forth information with respect to the members of the Board of Directors regarding the individual’s age, principal occupation, other business experience, other directorships and term of service as a director of the Company.

	Age	Year First Became Director

ROGER W. DARTT
Mr. Dartt was selected by the Board of Directors of the Company to serve as the Company’s Chief Executive Office effective on June 1, 2002.  Prior to that date Mr. Dartt served as the President of Mediatrix International, Inc., a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring and financial support to companies.  In the past five years, Mr. Dartt had several short-term assignments as a turnaround specialist in companies engaged in electronic circuit board manufacturing, specialty retail sales, commercial glass manufacturing and in the supply of durable medical equipment to the home healthcare industry.  Prior to forming Mediatrix, Mr. Dartt was president, chief executive officer or chief operating officer of eight companies in the medical, dental electronic and specialty retail markets, including subsidiaries of Bristol Meyers and PepsiCo.

	61	2002

GARY A. CHATHAM Mr. Chatham currently serves as senior consultant to Valls Group, an international trade services provider, a position he has held since November 1990. His main responsibilities include major international business projects, warehouse development, materials handling systems and management and information systems. From 1981 to 1990, he operated Gary Chatham and Associates, a project planning and management consulting firm. Mr. Chatham was also a director of Texas Airsonics, Inc. from 1988 until its merger with the Company in August 1996.	58	1999

WAYNE A. JOHNSON, II Mr. Johnson is currently general counsel for T-NETIX, Inc., a company engaged in providing specialized telephone call processing and other services to the corrections industry. Mr. Johnson joined T-NETIX in December 2000 and served as Vice-President, General Counsel and Secretary until November 2002, when he became Executive Vice-President. Prior to joining that company, Mr. Johnson was in the private practice of law. During his career he has served as founder, officer, director and owner of various public and private businesses.	54	1996

WILLIAM D. MARONEY Mr. Maroney is a private investor. From January 1987 to December 1996, Mr. Maroney had been in private law practice in New York City, New York. Prior thereto, Mr. Maroney was a senior tax counsel for ITT Corporation. Mr. Maroney previously served as a director of the Company from May 1990 to May 1993.	65	1997

CHARLES A. NICHOLS Mr. Nichols is a pharmacist at Southside Pharmacy, Inc. in Corpus Christi, Texas, where he has been the President since 1954. Mr. Nichols was one of the founders of Texas Airsonics, Inc. and served as a director from that company’s inception in 1982 until its acquisition by the Company in July 1996. He also served as treasurer for Texas Airsonics from 1989 to 1996.	78	1984

WILLIAM S. PARKER Mr. Parker was appointed Senior Vice President — Dental of the Company in August 1998. He is chiefly responsible for the Company’s product development. He had been a consultant, then an employee of the Company in charge of product development, since 1991.	57	1999

BERTRAND R. WILLIAMS, SR Mr. Williams has been the chief executive officer of Global Focus Marketing and Distribution (“GFMD”) since February 1995. GFMD sells specialized clinical laboratory supplies and diagnostics, research and industrial equipment. Since 1981, he has also been chairman of the board and chief executive officer of Immuno Concepts, Inc., a manufacturer of immuno-diagnostic and virology products in Sacramento, California.	74	1990

Messrs. Maroney, Nichols and Williams are serving a three year term to expire at the Annual Meeting of Shareholders in 2003, or when their respective successors are duly elected and qualified.  Messrs. Johnson and Parker’s term of office expires in 2004. Mr. Chatham’s term of office was to expire in 2002 but, in the absence of a 2002 shareholders meeting, he will continue to serve until his successor is duly elected and qualified.  Mr. Dartt’s term of office will expire in 2005.

Messrs. Chatham, Johnson, Maroney and Nichols serve on the Audit Committee of the Board.  Mr. Maroney is an independent, audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and written representations furnished to the Company, the Company’s officers, directors and ten percent owners timely filed all required reports for 2001 pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

Because of the significant changes in management and operating challenges experienced by the Company in 2002, the Company has not yet adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company intends to adopt a Code of Ethics in the near future, which it will file with the Commission, post on its website and make available to any person without charge.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary

The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries during 2002, 2001 and 2000 to or on behalf of the Company’s Chief Executive Officers and each of the three other executive officers, as of December 31, 2002, who earned in excess of $100,000 in salary and bonus in 2002 (the “Named Officers”).

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Option/SARs (#)	Compensation ($)(a)
Roger W. Dartt(b) Chief Executive Officer and President	2002	145,834		250,000

Ben J. Gallant(b)	2002	107,371			4,731
Chief Executive Officer and President	2001	250,000	15,000		10,629
	2000	250,000		150,000	9,709

John E. Vickers III(b)	2002	144,599			500
Chief Operating Officer	2001	175,000	10,000		500
	2000	175,000		75,000	500

William S. Parker	2002	135,000			500
Senior Vice President - Dental	2001	135,000	6,500
	2000	135,000		100,000

John A. Miller(b)	2002	155,000
Executive Vice President — Sales	2001	148,750	6,500	50,000
	2000	135,000		35,000

(a)                                  Includes a $500 matching contribution under the 401(k) Plan for each of Messrs Vickers and Parker, and $1,731 for life insurance premiums and $3,000 automobile allowance for Mr. Gallant, paid during 2002.

(b)                                 Mr. Dartt’s employment began effective June 1, 2002; Mr. Gallant’s employment terminated effective April 24, 2002; Mr. Vickers’ employment terminated effective October 8, 2002 and Mr. Miller’s employment terminated effective March 31, 2003.

Option Grants

The following table provides information with respect to options granted to the Named Officers during 2002:

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options Granted (a)	% of options granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration date	Potential realizable value at assumed annual rates of stock price appreciation for option term (b)
					5%($)	10%($)
Roger W. Dartt	250,000	100%	.33	5/31/12	134,384	213,984

(a)                                  These options were granted June 1, 2002 under the Company’s Long Term Incentive Plan and vest at the rate of 31,250 shares per quarter, or immediately upon a change in control of the Company.

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

Option Holdings

The following table provides information with respect to the unexercised options held as of the end of 2002 by the Named Officers.  The Named Officers did not exercise any options during 2002

Aggregated Option/SAR Exercises In
Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Number of Unexercised Options/SARs at Fiscal Year End (#)		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End ($)(a)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Roger W. Dartt	62,500	187,500
Ben J. Gallant	66,000
John E. Vickers III	116,667	33,333
William S. Parker	96,042	18,333
John A. Miller	73,333	11,667

(a)                                  The closing price of the Common Stock at year-end on The Nasdaq SmallCap Market was, in each case, lower than the option exercise price.

Employment Agreements

The Company was a party to an employment agreement with Ben J. Gallant, naming Mr. Gallant as the Company’s Chief Executive Officer, Chief Operating Officer and President, which was effective through July 31, 2003.  The employment agreement provided for an annual base salary of $250,000, maintenance of a life insurance policy, an automobile allowance and the right to such benefits under the Company’s employee benefit plans as were available to executive management.  The employment agreement could be terminated at any time if Mr. Gallant committed a material criminal act, fraud, dishonesty or malfeasance with respect to the Company or his employment.  In the event (i) his employment was terminated without cause, or (ii) the Company liquidated, dissolved, merged with, or transferred substantially all of its assets to a company which did not assume the Company’s obligations under the employment agreement, Mr. Gallant was entitled to his base salary and health coverage through the end of the term. Mr. Gallant agreed not to compete with the Company during his employment and for one year after termination.  Mr. Gallant resigned from the Company on April 24, 2002.  In connection with the termination, the Company agreed to pay the compensation due Mr. Gallant under the employment agreement, and to provide health insurance coverage, through July 31, 2003.  The Company paid

Mr. Gallant’s salary through August 30, 2002, and provided health insurance coverage through January 31, 2003, and has accrued amounts owing to him since that date.

The Company entered into an employment agreement with Mr. Dartt effective as of June 1, 2002, naming him as the Company’s President and Chief Executive Officer for a term ending May 31, 2004.  The employment agreement provides for an annual base salary of $250,000, a cash bonus of up to 25% of salary for the year ending June 30, 2003 based on an incentive compensation program to be approved by the Board of Directors, the grant of options to purchase 250,000 shares of stock at a price of $.33 per share, and a performance based incentive similar to those currently employed in the industry by similarly situated executives, to be established by the Board of Directors.  The stock options vest at the rate of 31,250 every three months, subject to acceleration upon a change in control.   The employment agreement can be terminated for cause if Mr. Dartt fails to follow the reasonable instructions of the Board or Directors, commits acts that are felonious, dishonest, unethical or inconsistent with normal business standards, wrongfully discloses confidential information, competes with the Company in violation of the agreement or grossly neglects his duties.  If his employment is terminated without cause, Mr. Dartt will be entitled to nine months salary and immediate vesting of the number of stock options that would have vested through the nine month period.  If the Company experiences a change in control and Mr. Dartt is unable to negotiate a satisfactory employment arrangement with the new controlling party, Mr. Dartt shall be entitled to a change of control payment of twelve months salary.  Mr. Dartt agreed not to compete with the Company during his employment and for one year after termination.  In January 2003, the Board awarded Mr. Dartt a bonus of 10% of the gross consideration received in any sale or merger of the Company, payable in restricted shares of Company common stock.

Compensation of Directors

Directors who are not officers or employees of the Company are entitled to a fee of $1,000 for each Board meeting attended and are reimbursed for expenses incurred in connection with their attendance at meetings; however no directors’ fees were paid in 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Common and Preferred Stock as of March 31, 2003, by each current director, each of the Named Officers, all current directors and executive officers as a group, and each person who is known by the Company to own beneficially 5% or more of the Company’s outstanding shares of Common Stock. For purposes of calculating the percentage of Common Stock beneficially owned by any person in the table, the shares issuable to such person under stock options or warrants exercisable currently or within 60 days are considered outstanding and are added to the shares of Common Stock actually outstanding.  As described in Note 4 to the Consolidated Financial Statement, holders of Series B Preferred Stock have voting rights equal to two and a half times the vote of holders of common shares.

Name and Address	Number of Common Shares (1)		Percent of Class	Number of Series B Preferred Shares	Percent of Class
William D. Myers 29877 Telegraph Road Southfield, MI 48034	1,084,714	(2)	14.7
Ben J. Gallant P.O. Box 238 Douglas, TX 75943	1,081,864		14.4
BankOne, N.A. 1 Bank One Plaza Chicago, IL 60670	721,510		8.9
Irene M. Myers 29877 Telegraph Road Southfield, MI 48034	549,072	(2)	7.5
Ultrak, Inc. 1301 Water’s Ridge Lewisville, TX 75057	540,000		6.8
Michael F. Radner 16500 North Park Dr., # 1507 Southfield, MI 48075	532,601		7.2

Charles A. Nichols(3) 5555 Bear Lane Corpus Christi, TX 78405	501,866		6.8	100,000		33.3
William D. Maroney(4) 5555 Bear Lane Corpus Christi, Texas 78405	411,609		5.6	100,000		33.3
Wayne A. Johnson, II	316,001	(5)	3.5
John E. Vickers III	213,467		2.9
Roger W. Dartt	107,950		1.4
William S. Parker	96,442		1.3
John A. Miller	73,333		1.0
Bertrand R. Williams, Sr.	9,861		*	100,000	(6)	33.3
Gary Chatham	7,943		*
All current executive officers and directors as a group (7 persons)	1,436,676		19.0

* Less than one percent.

(1)                      The column sets forth shares of Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the SEC, including shares of Common Stock that may be acquired upon the exercise of stock options or warrants that are presently exercisable or become exercisable within 60 days, as follows: Mr. Myers - 2,128; Mr. Gallant – 141,000; BankOne, N.A. – 721,510; Ultrak, Inc. – 540,000; Mr. Nichols – 1,404; Mr. Maroney – 1,092; Mr. Johnson, II – 1,404; Mr. Vickers – 116,667; Mr. Dartt – 93,750; Mr. Parker – 96,042; Mr. Miller – 73,333; Mr. Williams, Sr. – 2,340  shares; Mr. Chatham - 468 shares; and all current executive officers and directors as a group – 196,500 shares.  Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the following footnotes.

(2)                      The number of shares is based on information contained in an amended Schedule 13D, dated April 23, 2000, filed with the Securities and Exchange Commission by Dr. William D. Myers and his wife, Irene Myers.  Includes 533,514 shares owned by Dr. Myers, 2,128 shares which Dr. Myers has the right to acquire currently or within the next 60 days, 399,072 shares of Common Stock owned jointly by Dr. and Mrs. Myers and 150,000 shares owned individually by Mrs. Myers. Mr. Myers shares voting and dispositive power with respect to the latter two groups of shares.

(3)                      Includes 2,000 shares of Common Stock owned by Mr. Nichols’ wife, and 100,000 shares of Preferred Stock owned jointly with Mrs. Nichols, as to both of which Mr. Nichols shares voting and dispositive power.

(4)                      Includes 308,666 shares of Common Stock and 100,000 shares of Preferred Stock owned by Mr. Maroney’s wife, and 7,692 shares owned jointly by Mr. and Mrs. Maroney, as to which Mr. Maroney shares voting and dispositive power.

(5)                      Includes 100,423 shares of Common Stock owned by family trusts for which Mr. Johnson is the trustee.

(6)                      These shares are owned by a family trust for which Mr. Williams is the trustee.

Equity Compensation Plans

The following table reflects the information described as of December 31, 2002 with respect to compensation plans under which the Company’s stock is authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of Shares available for future issuance under equity compen- sation plans
Equity compensation plans approved by security holders	729,422	$1.28	161,086
Equity compensation plans not approved by security holders	250,000.33
Total	979,422		161,086

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Gallant serves as a guarantor of the Company’s $750,000 line of credit with ValueBank Texas and the U.S. Small Business Administration. The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of the loan until it is repaid or refinanced.

ITEM 14.                                               CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Controller, of the effectiveness and design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures are effective.  Subsequent to the evaluation and through the date of this filing of Form 10-K for the year ended December 31, 2002, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SCHEDULE II – VALUATION AND
QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions Described		Balance at End of Period
Year Ended December 31, 2000
Valuation allowance for accounts receivable	$188,000	$42,000	(1)	$—		$230,000
Valuation allowance for inventories	812,000	873,000	(2)	—		1,685,000
Valuation allowance for deferred taxes	—	5,649,000	(3)	—		5,649,000

Year Ended December 31, 2001
Valuation allowance for accounts receivable	230,000	—		54,000	(4)	176,000
Valuation allowance for inventories	1,685,000	588,000	(2)	—		2,273,000
Valuation allowance for deferred taxes	5,649,000	1,302,000	(5)	—		6,951,000

Year Ended December 31, 2002
Valuation allowance for accounts receivable	176,000	85,000	(1)	—		261,000
Valuation allowance for inventories	2,273,000	1,970,000	(2)	—		4,243,000
Valuation allowance for deferred taxes	6,951,000	1,579,000	(5)	—		8,530,000

(1)              Increase in accounts receivable valuation allowance.

(2)              Increase in inventory valuation allowance.

(3)              Recording of valuation.

(4)              Reduction in accounts receivable allowance due to collection of reserved accounts.

(5)              Increase in deferred tax valuation allowance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 14th day of April, 2003.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ Roger W. Dartt
Roger W. Dartt, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003.

/s/ Roger W. Dartt
Roger W. Dartt	President and Director (Chief Executive Officer)

/s/ Barbara Woody
Barbara Woody	Controller (Principal Accounting Officer)

/s/ Gary A. Chatham
Gary A. Chatham	Director

/s/ Wayne A. Johnson II
Wayne A. Johnson II	Director

/s/ William D. Maroney
William D. Maroney	Director

/s/ Charles A. Nichols
Charles A. Nichols	Director

/s/ William S. Parker
William S. Parker	Director

/s/ Bertrand R. Williams, Sr.
Bertrand R. Williams, Sr.	Director

Certification

I, Roger W. Dartt, certify that:

I have reviewed this annual report on Form 10-K of American Medical Technologies, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 14, 2003	/s/ Roger W. Dartt	.
Roger W. Dartt
President and Chief Executive Officer

Certification

I, Barbara Woody, certify that:

I have reviewed this annual report on Form 10-K of American Medical Technologies, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 14, 2003	/s/ Barbara Woody	.
Barbara Woody
Controller and principal accounting officer

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

Exhibit Number	Description of Document

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation

3.4	Certificate of Designation of Series B Preferred Stock

3.5	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 540,000 shares (Form 8-K filed August 20, 1998)

4.2	Nontransferable Common Stock Purchase Warrant, dated August 5, 1998, 60,000 shares (Form 8-K filed August 20, 1998)

4.3	Line of Credit Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.4	Revolving Business Credit Note (LIBOR — Based Interest Rate between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.5	Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)

4.6	Non-transferable Common Stock Purchase Warrant dated March 24, 1999 (Form 10-Q for quarter ended March 31, 1999)

4.7	Stock Purchase Warrant dated October 30, 2003 for 721,510 shares issued to BankOne, N.A.

4.8	Loan Agreement between ValueBank Texas and American Medical Technologies, Inc., dated October 3, 2001 (Form 10-Q for the period ended September 30, 2001)

4.9	Note Agreement between U.S. Small Business Administration and American Medical Technologies, Inc., dated October 3, 2001 (Form 10-Q for the period ended September 30, 2001)

4.10	Deed of Trust, Security Agreement and Assignment of Rents between American Medical Technologies, Inc. and ValueBank Texas, dated October 3, 2001 (Form 10-Q for the period ended September 30, 2001)

4.11

Deed of Trust, Assignment of Rents and Leases and Security Agreement between American Medical Technologies, Inc. and Bank One, dated November 8, 2001 (Form 10-Q for the period ended September 30, 2001)

4.12	Fourth Amended and Restated Forbearance Agreement between Bank One and American Medical Technologies, Inc., effective February 1, 2003

4.13	Non-Transferable Common Stock Purchase Warrant issued to Ben J. Gallant, dated April 29, 2002. (Form 10-Q/A for the quarter ended March 31, 2002)

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4*	Employment Agreement dated August 1, 1996 between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for year ended December 31, 1996)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.6**	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9**	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11*	First Amendment, dated August 1, 1999 to Employment Agreement between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for the year ended December 31, 1999)

10.12*	Second Amendment, effective August 1, 2001 to Employment Agreement between American Medical Technologies, Inc. and Ben J. Gallant (Form 10-K for the year ended December 31, 2000)

10.13*	Letter Agreement dated April 29, 2002 accepting the resignation of Ben J. Gallant as of April 23, 2002.)

10.14 *	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

21.1	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

23.1	Consent of Hein + Associates LLP

23.2	Consent of Ernst & Young LLP

99.1	Certification of CEO and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *Identifies current management contracts or compensatory plans or arrangements.

**Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.