Form 10-Q
period 2003-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2003-05-15
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003.

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

Number of shares outstanding of the registrant’s common stock as of May 1, 2003:

7,362,348 Shares

PART I           FINANCIAL INFORMATION

ITEM 1.          Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2003	2002

Revenues	$876,895	$3,019,998
Royalties	147,717	34,973
	1,024,612	3,054,971

Cost of sales	891,346	1,782,007
Gross profit	133,266	1,272,964

Selling, general and administrative	658,408	1,907,981
Research and development	77,235	112,548
Loss from operations	(602,377)	(747,565)

Other income (expense):
Other income	87,268	10,912
Interest expense	(51,894)	(52,093)
Loss before income taxes	(567,003)	(788,746)

Income tax expense	50	—

Net Loss	$(567,053)	$(788,746)

Net Loss per share	$(0.08)	$(0.11)

Net Loss per share assuming dilution	$(0.08)	$(0.11)

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31 2003	December 31 2002
	(Unaudited)

ASSETS
Current assets:
Cash	$390,555	$566,436
Accounts receivable, less allowance of $163,699 in 2003 and $261,118 in 2002	518,765	472,354

Inventories	2,503,898	3,113,060
Prepaid expenses and other current assets	154,682	197,577
Total current assets	3,567,900	4,349,427

Property and equipment, net	1,678,497	1,753,997
Intangible assets, net:
Goodwill	1,971,427	1,971,427
Other	26,212	27,847
	1,997,639	1,999,274

Total assets	$7,244,036	$8,102,698

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31 2003	December 31 2002
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,468,960	$2,714,003
Compensation and employee benefits	83,501	81,538
Accrued restructuring costs	405,230	418,335
Other accrued liabilities	289,124	318,728
Current notes payable	2,332,075	2,332,075
Total current liabilities	5,578,890	5,864,679

Other non-current liabilities	—	4,103

Series B Preferred Stock, $0.01 par value, authorized 575,000 shares, 300,000 shares outstanding	300,000	300,000

Stockholders’ equity:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 7,362,348 shares in 2003 and 2002	294,497	294,497
Warrants and options	927,046	927,046
Additional paid-in capital	41,717,178	41,717,178
Accumulated deficit	(41,113,918)	(40,546,865)
Foreign currency translation	(459,656)	(457,940)
Total stockholders’ equity	1,365,148	1,933,916
Total liabilities and stockholders’ equity	$7,244,037	$8,102,698

See accompanying notes.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(567,053)	$(788,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	75,500	82,275
Amortization	1,635	26,634
Provision for warranty expense	—	(41,352)
Provision for doubtful accounts	—	(7,000)
Provision for slow-moving inventory	98,697	127,823
Loss on disposal of assets	—	181
Changes in operating assets and liabilities:
Accounts receivable	(46,411)	537,040
Inventories	510,465	109,746
Prepaid expenses and other current assets	42,895	(172,768)
Accounts payable	(245,044)	(588,775)
Compensation and employee benefits	1,963	(34,555)
Other accrued liabilities	(29,604)	46,403
Other non-current liabilities	(4,104)	(18,245)
Restructuring Accrual	(13,105)	—
Net cash used in operating activities	(174,166)	(721,339)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(13,000)
Proceeds from sales of assets	—	729
Net cash used in investing activities	—	(12,271)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	335,000
Net cash provided by financing activities	—	335,000

Decrease in cash	(174,166)	(398,610)
Effect of exchange rates on cash	(1,715)	1810
Decrease in cash	(175,881)	(396,800)

Cash at beginning of period	566,436	579,667

Cash at end of period	$390,555	$182,867

See accompanying notes.

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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for other quarters of 2003 or for the year ended December 31, 2003.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured. The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse. The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold. Only the Company’s Anthos dental chairs and its networked camera systems require installation, and revenue is not recorded until the installation is complete. There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Inventories - Inventories consist of the following:

	March 31, 2003	December 31, 2002

Finished goods	$1,168,159	$1,566,978
Raw materials, parts and supplies	1,335,739	1,546,082

	$2,503,898	$3,113,060

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

In the fourth quarter of 2002, the Company changed certain assumptions it uses in computing the inventory valuation allowance.  The inventory reserve calculation remained the same for finished units, but was changed for parts.  For parts, the new policy assumes that three years of projected parts usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance.  For purposes of computing the valuation allowance at March 31, 2003, part usage was projected at 50% of the prior 12 months part usage.

The Company booked a $98,697 increase to the reserve for the three-month period ended March 31, 2003 and a $127,823 increase to the reserve for the three-month period ended March 31,2002.   The Company’s reserve for slow moving inventory was $4,342,042 as of March 31, 2003 and $4,243,345 as of December 31, 2002. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at March 31, 2003.

Property and equipment - Accumulated depreciation aggregated $2,208,253 at March 31, 2003 and $2,132,698 at December 31, 2002.

Intangible Assets - Accumulated amortization aggregated $2,345,573 at March 31, 2003 and $2,343,938 at December 31, 2002.

Net Income Per Share - The following table sets forth the computation for basic and diluted loss per share:

Three Months Ended March 31

	2003	2002

Net Loss	$(567,053)	$(788,746)

Numerator for basic and diluted loss per share	$(567,053)	$(788,746)

Denominator for basic and diluted loss per share - weighted average shares	7,362,348	6,862,348

Basic and diluted loss per share	$(0.08)	$(0.11)

2.     Employee Stock Options

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

Pro forma information regarding net income and earnings per share is required by Statement 123, as amended by  Statement of Financial Accounting Standard  No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002, respectively: risk-free interest rate of 6.5%, 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .771, .913 and .999 and a weighted-average expected life of the option of three to five years.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	March 2003	March 2002
Net loss, as reported	$(567,053)	$(788,746)
Net loss per share, primary and dilutive, as reported	$(0.08)	$(0.11)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$(8,284)	$—

Pro forma net loss	$(575,337)	$(788,746)
Pro forma net loss per share, primary and dilutive	$(0.08)	$(0.11)

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

The accounting policies of the business segments are consistent with those described in Note 1.

	Three Months Ended March 31
	2003	2002
Revenues:
Domestic	$641,493	$2,437,204
International	235,402	524,000
	$876,895	$2,961,204
Reconciliation of revenues:
Total segment revenues	$876,895	$2,961,204
Other	147,717	93,767
Total revenues	$1,024,612	$3,054,971

Operational earnings (loss):
Domestic	$(253,567)	$(112,298)
International	25,338	72,064
	$(228,229)	$(40,234)
Reconciliation of operational loss to loss from operations:
Total segment operational losses	$(228,229)	$(40,234)
Other operational earnings	147,717	64,055
Research & development expenses	(77,235)	(112,548)
Administrative expenses	(444,630)	(658,838)
Income (loss) from operations	$(602,377)	$(747,565)

International revenues by country:
Japan	$29,980	$—
Germany	93,603	122,098
Italy	43,797	153,886
Canada	22,716	63,981
Other	45,306	184,035
	$235,402	$524,000

	March 31, 2003	December 31, 2002
Long-lived assets:
Domestic	$1,676,662	$1,753,997
International	1,835	1,835
	$1,678,497	$1,755,832

4.                           Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($568,768) and ($801,689) for the three months ended March 31, 2003 and 2002, respectively.  The only component of other comprehensive loss is foreign currency translation.

5.               Restructuring Costs

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

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(44,173)	(66,109)	2,190	(119,437)
Non-cash expenses	—	(33,525)	—	—	(33,525)
Payments	(140,905)	(37,108)	(15,758)	(70,894)	(256,382)
Balance at March 31, 2003	$245,291	$103,250	$54,499	$2,190	$405,230

6.   Subsequent Event

On May 12, 2003, the Company entered into an Asset Purchase Agreement with Biolase Technologies, Inc. (“Biolase”) for the sale of the Company’s laser assets for cash and stock with an aggregate value of approximately $5.3 million.  The sale is expected to be consummated on May 21, 2003.  The purchase price consists of $1,825,000, to be paid to Bank One to retire the Company’s debt to Bank One, and 307,500 shares of Biolase common stock.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2002 Annual Report on Form 10-K.  There have been no material changes to that information during the first three months of 2003.

Results of Operations

The Company had revenues of $1,024,612 for the three-month period ended March 31, 2003 compared to $3,054,971 for the same period in 2002, a decrease of 66%. For the three-month period, domestic revenues declined 73%, while international revenues declined 55% over the same period.  The decrease in domestic revenues is partially attributable to the continued decline in unit sales under the direct sales model and a slowdown in sales activity during the initial transition back to the dealer sales model.  Continued restructuring to offset declining cash flow resulted in reduced sales activities and reduced ability to purchase parts for manufacturing and to attend industry trade shows.

Gross profit as a percentage of revenues was 13% for the three-month period ended March 31, 2003, compared to 42% for the same period in 2002.  The decreases in the margins are primarily due to increases in the inventory valuation allowance as a result of the inventory obsolescence accounting policy adopted in the fourth quarter of 2002, which resulted in an increase in the reserve for slow moving inventory and a consequent decrease in gross profit.

Selling, general and administrative expenses were $658,408, for the three-month period ended March 31, 2003 compared to $1,907,981 for the same period in 2002, constituting a decrease of 66%.  The decrease is due primarily to the restructuring program adopted in June of 2002 and continued throughout the first quarter of 2003.

Research and development expenses were $77,235 for the three -month period ended March 31, 2003 compared to $112,548 for the same period in 2002, a decrease of 31%.  The decreases are primarily due to there being fewer projects in the research and development pipeline in 2003 and the reduction of employees in 2002.

For the three-month period ended March 31, 2003, the net loss was ($567,053) compared to a net loss of ($788,746) for the same period in 2002.  The reduction in losses for the three-month period was primarily due to reduced expenses resulting from the implementation of the restructuring program in 2002.

Liquidity and Capital Resources

The Company’s operating activities used $174,166 in cash resources during the three-month period ended March 31, 2003.

On May 12, 2003, the Company entered into an Asset Purchase Agreement with Biolase Technologies, Inc. (“Biolase”) for the sale of the Company’s laser assets for cash and stock with an aggregate value of approximately $5.3 million, based on the closing price for Biolase stock of $11.26 on the date the agreement was signed.  The sale is expected to be consummated on May 21, 2003.  The cash portion of the purchase price is $1.825 million to be paid directly to Bank One, N.A., the Company’s principal creditor (“Bank One”), to retire in full the Company’s debt to Bank One.  The noncash portion of the purchase price is 307,500 shares of Biolase common stock, which Biolase is required to register to enable the Company to sell as soon as practicable.  The Company will be required to sell the stock, or obtain a loan secured by the stock, to obtain funds to settle its obligations to other creditors and to pursue its business.  The actual value of the stock consideration to be received by the Company in this transaction will be subject to fluctuations in value of the Biolase stock until the shares are sold.  Because the market for Biolase stock has been fairly volatile recently, there is considerable uncertainty as to the actual value of the transaction until the Biolase stock is ultimately sold.

The Company’s $7,500,000 revolving line of credit with Bank One is secured by a pledge of the Company’s accounts receivable, inventory, equipment, patents, copyrights and trademarks. The Company is in default under the credit facility and under the Forbearance Agreement which the Company has been operating under since November 6, 2001.   Bank One has agreed to forbear the exercise of its legal remedies under the credit agreement until May 31, 2003, in consideration for which  the Company granted Bank One a warrant to purchase up to 721,510 shares of the Company’s common stock for five years at a price of $.11 per share, the market price on the date of grant. Should the Biolase sale not close and the Bank One debt not be paid in full by May 31, 2003, the Company would be forced to pay penalties aggregating $150,000, and Bank One would have the right to accelerate the outstanding indebtedness and exercise its remedies under the related legal documents, including selling the Company’s assets to repay the outstanding indebtedness. As of March 31, 2003, the outstanding principal on this line of credit and related credit card debt amounted to $1.8 million.

The Company believes that the cash generated from its operations, together with the proceeds from the sale of Biolase stock received in the sale of assets to Biolase, will be sufficient to meet the Company’s current needs for cash.  It is the Company’s intent to settle its other obligations to creditors and continue the remainder of its historical medical, dental and industrial products business.  Management is in the process of re-evaluating its strategic plan in view of the Biolase sale, and is unable to state with any degree of certainty at this time what the results of that re-

evaluation will be.  Alternatives being considered include expanding historical businesses with increased sales and marketing efforts, strategic acquisitions of complementary businesses or product lines, and other potential business opportunities.  Management will continue to explore opportunities for strategic alternatives for the Company to pursue to enhance its operations and maximize value for its shareholders.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks

Reference is made to the response to Item 7A of Form 10-K for the year ended December 31, 2002.  There have been no material changes in the information required to be disclosed from December 31, 2002 to March 31, 2003.

ITEM 4.          Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II OTHER INFORMATION

ITEM 1.          Legal Proceedings.

As part of the consideration in the execution of the Asset Purchase Agreement with Biolase, the Company and Biolase agreed to enter into a Stipulation for Dismissal with Prejudice in the patent infringement lawsuit filed by Biolase against the Company in the U.S. District Court for the Central District of California, Southern District.  That stipulation, which is expected to be filed at the closing currently set for May 21, 2003, will settle all matters between the parties arising from that lawsuit, dismiss the complaint and prohibit Biolase from bringing any further action based on the alleged patent infringement.  Management believes that the resolution of this lawsuit was in the best interests of the Company and its shareholders.

Also in connection with the Asset Purchase Agreement with Biolase, the Company agreed to cooperate with Biolase in the defense of the patent infringement lawsuit filed in the Federal District Court for the Central District of California by Diodem LLC. That suit, in which the Company has not been served, alleges patent infringement on four patents and seeks injunctive relief and an unspecified amount of actual and trebled damages.   Because the assets which were alleged to infringe on Diodem patents were sold to Biolase in the Asset Purchase Agreement, the Company assigned to Biolase its rights to recovery under that lawsuit, and Biolase agreed to indemnify the Company against any loss it may incur as a result of its cooperation with Biolase to take action it would not otherwise have taken in the defense of the suit.

ITEM 2           Changes in Securities and Use of Proceeds.

None

ITEM 3           Defaults Upon Senior Securities

Reference is made to the description of the Company’s credit facility in Part I, Section 2 of this report, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated by reference herein.

ITEM 4.          Submission of Matters to a Vote of Security Holders

None

ITEM 5.          Other Information

On May 12, 2003, the Company entered into the Asset Purchase Agreement with Biolase for the sale of the Company’s laser assets for cash and stock with an aggregate value of approximately $5.3 million, based on the closing price for Biolase stock of $11.26 on the date the agreement was signed. The sale is expected to be consummated on May 21, 2003.  The Asset Purchase Agreement provides, among other things, for the sale to Biolase of the Company’s inventory, equipment, patents, trademarks and other intellectual property, and rights under certain contracts, relating to the laser business.

The cash portion of the purchase price is $1.825 million, to be paid directly to Bank One, the Company’s principal creditor, to retire in full the Company’s debt to Bank One.  As a result of the retirement of this debt, the Company’s assets will no longer be pledged as collateral, with the exception of the real estate owned by the Company, which is pledged to secure a loan from Value Bank with an outstanding principal balance of approximately $675,000 at March 31, 2003. The noncash portion of the purchase price is 307,500 shares of Biolase common stock, which Biolase is required to register to enable the Company to sell as soon as practicable.  The Company will be required to sell the stock, or obtain a loan secured by the stock, to obtain funds to settle its obligations to other creditors and to pursue its business.  The actual value of the stock consideration to be received by the Company in this transaction will be subject to fluctuations in value of the Biolase stock until the shares are sold.  Because the market for Biolase stock has been fairly volatile recently, there is considerable uncertainty as to the actual value of the transaction until the Biolase stock is ultimately sold.

In connection with the execution of the Asset Purchase Agreement, the parties agreed to settle the lawsuit filed by Biolase against the Company and to dismiss with prejudice the complaint filed in that lawsuit.  In addition, the Company assigned to Biolase its rights to recovery in a lawsuit filed by Diodem LLC against Biolase and the Company, in exchange for the agreement of Biolase to indemnify the Company against any liability it may incur as a result of its cooperation with Biolase to take action it would not otherwise have taken in the defense of the suit.

With the consummation of the transactions contemplated by the Asset Purchase Agreement, the Company will cease operations in the dental laser business.  In connection with the sale, the Company agreed not to engage in the dental laser market for four years following the closing of the Asset Purchase Agreement.  It is the intention of management to focus its research and development, manufacturing and sales efforts on expanding its remaining product lines into the dental, medical and industrial markets and to explore other opportunities for strategic alternatives to enhance Company operations and to maximize value for its shareholders.

ITEM 6.          Exhibits and Reports on Form 8-K:

(a)           Exhibits.

2.1	Asset Purchase Agreement dated as of May 12, 2003 between Biolase Technologies, Inc. and the Company.

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.5	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Line of Credit Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.2	Revolving Business Credit Note (LIBOR — Based Interest Rate between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.3	Stock Purchase Warrant dated October 30, 2003 for 721,510 shares issued to BankOne, N.A.(Form 10-K for year ended December 31, 2002.)

4.4	Fourth Amended and Restated Forbearance Agreement between Bank One and American Medical Technologies, Inc., effective February 1, 2003 (Form 10-K for the year ended December 31, 2003.)

10.1 *	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

99.1	Certification of CEO and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 During the quarter ended March 31, 2002, the Company filed one report on Form 8-K reporting the delisting of its securities from the Nasdaq SmallCap Market effective March 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL TECHNOLOGIES, INC.

Dated: May 15, 2003	By:	/s/ Roger W. Dartt
Roger W. Dartt, President and Chief
Executive Officer

CERTIFICATION

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

Dated: May 15, 2003	/s/ Roger W. Dartt
Roger W. Dartt
Chief Executive Officer

CERTIFICATIONS

I, Barbara Woody, certify that:

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

Dated: May 15, 2003	/s/ Barbara Woody
Barbara Woody
Controller and principal accounting officer

EXHIBIT LIST

2.1	Asset Purchase Agreement dated as of May 12, 2003 between Biolase Technologies, Inc. and the Company.

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.5	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Line of Credit Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.2	Revolving Business Credit Note (LIBOR — Based Interest Rate between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.3	Stock Purchase Warrant dated October 30, 2003 for 721,510 shares issued to BankOne, N.A.(Form 10-K for year ended December 31, 2002.)

4.4	Fourth Amended and Restated Forbearance Agreement between Bank One and American Medical Technologies, Inc., effective February 1, 2003 (Form 10-K for the year ended December 31, 2003.)

10.1 *	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

99.1	Certification of CEO and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002