Form 10-Q
period 2003-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2003-08-19
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No:  0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.

(Exact Name of Registrant as specified in its charter)

Delaware	38-2905258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5655 Bear Lane, Corpus Christi, TX	78405
(address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock as of August 15, 2003:

7,422,348 Shares

ITEM 1.          Condensed Financial Statements

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenues	$787,448	$2,660,709	$1,664,342	$5,680,708
Royalties	24,596	51,634	172,313	86,607
	812,044	2,712,343	1,836,655	5,767,315

Cost of sales	781,750	1,814,135	1,673,096	3,596,142
Gross profit	30,294	898,208	163,559	2,171,173

Selling, general and administrative	688,534	2,436,129	1,346,942	4,344,111
Disposal of fixed assets	172,013	—	172,013	—
Research and development	36,621	181,873	113,856	294,421

Restructuring costs	(5,723)	827,679	(5,723)	827,679
Loss from operations	(861,151)	(2,547,473)	(1,463,529)	(3,295,038)

Other income (expense):
Gain on sale of dental laser assets	4,209,199	—	4,209,199	—
Other income	69,845	4,775	157,113	15,687
Interest expense	(30,909)	(58,936)	(82,803)	(111,029)

Income(loss) before income taxes	3,386,984	(2,601,634)	2,819,980	(3,390,380)

Income tax expense	977	—	977	—

Net income(loss)	$3,386,007	$(2,601,634)	$2,819,003	$(3,390,380)

Net income(loss) per share	$0.46	$(0.36)	$0.38	$(0.48)

Net income(loss) per share assuming dilution	$0.44	$(0.36)	$0.36	$(0.48)

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30 2003	December 31 2002
	(Unaudited)

ASSETS
Current assets:
Cash	$409,987	$566,436
Accounts receivable, less allowance of $256,915 in 2003 and $261,118 in 2002	276,632	472,354
Inventories	1,114,569	3,113,060
Prepaid expenses and other current assets	96,254	197,577
Deferred financing cost	100,000	—
Total current assets	1,997,442	4,349,427

Securities available for sale	3,317,925	—

Property and equipment, net	1,438,762	1,753,997
Intangible assets, net:
Goodwill	1,971,427	1,971,427
Other	12,016	27,847
	1,983,443	1,999,274

Total assets	$8,737,572	$8,102,698

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30 2003	December 31 2002
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,011,588	$2,714,003
Compensation and employee benefits	616,452	81,538
Accrued restructuring costs	382,822	418,335
Other accrued liabilities	307,603	318,728
Current notes payable	687,864	2,332,075
Total current liabilities	4,006,329	5,864,679

Other liabilities:	—	4,103

Series B Preferred Stock, $0.01 par value, mandatorily redeemable, authorized 575,000 shares, 300,000 shares outstanding	300,000	300,000
Stockholders’ equity:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 7,422,348 shares in 2003 and 7,362,348 shares in 2002	296,893	294,497
Warrants and options	927,046	927,046
Additional paid-in capital	41,729,782	41,717,178
Accumulated deficit	(37,727,861)	(40,546,865)
Net unrealized loss on available for sale securities	(375,150)	—
Foreign currency translation	(419,467)	(457,940)
Total stockholders’ equity	4,431,243	1,933,916
Total liabilities and stockholders’ equity	$8,737,572	$8,102,698

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2003	2002

OPERATING ACTIVITIES:

Net income(loss)	$2,819,004	$(3,390,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	141,874	163,225
Amortization	2,725	53,268
Provision for warranty expense		(48,652)
Provision for doubtful accounts	93,815	(7,000)
Provision for slow-moving inventory	385,860	22,106
Loss on disposal of assets	172,013	58,615
Impairment of long-lived assets	—	26,699
Issuance of warrant as compensation	—	16,500
Gain on sale of dental laser assets	(4,209,199)	—
Changes in operating assets and liabilities, net of assets and liabilities associated with the sale of dental laser assets:
Accounts receivable	101,907	816,127
Inventories	1,008,072	1,323,577
Prepaid expenses and other current assets	101,323	(56,318)
Assets held for sale	—	(55,199)
Accounts payable	(827,277)	(352,103)
Compensation and employee benefits	(15,086)	(112,756)
Other accrued liabilities	(111,125)	219,139
Other non-current liabilities	(4,104)	(42,529)
Restructuring Accrual	(35,513)	702,423
Net cash used in operating activities	(375,711)	(663,258)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(81,613)
Proceeds from sales of assets	1,825,000	36,129
Net cash provided by (used in) investing activities	1,825,000	(45,484)

FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	(1,644,211)	373,000
Sale of common stock	—	121,836
Net cash provided by (used in) financing activities	(1,644,211)	494,836

Decrease in cash before effect of exchange rates	(194,922)	(213,906)
Effect of exchange rates on cash	38,473	15,131
Decrease in cash	(156,449)	(198,755)

Cash at beginning of period	566,436	579,667

Cash at end of period	$409,987	$380,892

Noncash activities
See footnote for sale of dental laser assets

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for other quarters of 2003 or for the year ended December 31, 2003.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Sale of Dental Laser Assets

On May 21, 2003, the Company consummated the sale of its laser assets to Biolase Technology, Inc. for an aggregate purchase price of approximately  $5,518,075.  Of that total, $1.825 million was paid in cash directly to the Company’s principal lender, Bank One, to retire in full the Company’s debt to Bank One, which was in default.  The noncash portion of the purchase price from the sale of assets was 307,500 restricted shares of Biolase common stock with an aggregate value of $3,693,075, based on the closing price for Biolase stock of $12.01 on the closing date of the sale.  The Company classifies the Biolase stock as available for sale securities that have a readily determinable fair value based upon the closing price of these securities on the publicly traded market.  Unrealized holding gains and losses arising during the period, net of related tax effect, are excluded from net earnings and are included in other comprehensive income (loss).

The Company recognized a gain of $4,209,199 on the sale of the dental laser assets.  This gain is comprised of the $5,518,075 aggregate purchase price less the following deductions associated with the sale: fixed assets $29,059, patents $13,106, inventory $519,338, $550,000 bonus due Roger Dartt and other expenses of $197,373.

Debt

On June 17, 2003, ValueBank assigned its interest in the Company’s $750,000 note and related security instruments to Aimee Maroney for $682,056, which was the outstanding principal balance under the note, and agreed to release Mrs. Maroney and the Company from all claims arising out of the note and security documents.  Subsequently, the Company negotiated the amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.  The preferred shares were valued based on recently subscribed price of $1.00 per share.  The charge is reflected as deferred financing costs and will be amortized as interest expense over the remaining term of the note.

Stock

In May 2003, the Company issued an aggregate of 60,000 shares in settlement of litigation, 10,000 of which were issued to the claimant and 50,000 of which were issued to the Company’s counsel in the litigation.  On July 29, 2003, the Company issued 100,000 shares of its Series B Preferred Stock to Aimee Maroney in connection with the assumption by her of the ValueBank note.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured. The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse. The Company’s policy is to include shipping and handling costs, net of the related revenues, which are not material in costs of goods sold.   There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Inventories - Inventories consist of the following:

	June 30, 2003	December 31, 2002

Finished goods	$410,924	$1,566,978
Raw materials, parts and supplies	703,645	1,546,082

Total inventory net of reserve	$1,114,569	$3,113,060

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

In the fourth quarter of 2002, the Company changed certain assumptions it uses in computing the inventory valuation allowance.  The inventory reserve calculation remained the same for finished units, but was changed for parts.  For parts, the new policy assumes that three years of projected parts usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance.  For purposes of computing the valuation allowance at June 30, 2003, part usage was projected at 50% of the prior 12 months part usage.

The Company recorded a $385,860 increase to the reserve for the six-month period ended June 30, 2003 and a $22,106 increase to the reserve for the six-month period ended June 30, 2002.   The Company’s reserve for slow moving inventory was $2,837,690 as of June 30, 2003 and $4,243,345 as of December 31, 2002. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at June 30, 2003.

Property and equipment - Accumulated depreciation aggregated $2,027,694 at June 30, 2003 and $2,132,698 at December 31, 2002.

Intangible Assets - Accumulated amortization aggregated $2,300,394 at June 30, 2003 and $2,343,938 at December 31, 2002.

Net Income Per Share - The following table sets forth the computation for basic and diluted income(loss) per share:

Three Months Ended June 30

Six Months Ended June 30

	2003	2002	2003	2002

Net income/(loss)	$3,386,007	$(2,601,634)	$2,819,003	$(3,390,380)

Numerator for basic and diluted earnings (loss) per share	3,386,007	(2,601,634)	2,819,003	(3,390,380)

Denominator for basic earnings (loss) per share - weighted average shares	7,402,568	7,129,381	7,382,569	6,996,602
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	347,240	—	402,875	—
Dilutive potential common shares	347,240	—	402,875	—

Denominator for diluted earnings per share adjusted weighted average shares after assumed conversions	7,749,807	7,129,381	7,785,444	6,996,602
Basic income (loss) per share	$0.46	$(0.36)	$0.38	$(0.48)
Basic income (loss) per share assuming dilution	$.0.44	$(0.36)	$0.36	$(0.48)

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  There were no options granted in 2003.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	June 2003	June 2002
Net income(loss), as reported	$2,819,003	$(3,390,380)
Net income(loss) per share, basic, as reported	$0.38	$(0.48)
Net income(loss) per share, assuming dilution, as reported	0.36	(0.48)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$(16,568)	$—

Pro forma net income(loss)	$2,802,435	$(3,390,380)
Pro forma net income(loss) per share, basic	$0.38	$(0.48)
Pro forma net income(loss) per share, assuming dilution	$0.36	$(0.48)

3.                                       Segment Reporting

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, lasers, curing lights and intra oral cameras.  Domestically, prior to the adoption of its new business model in February 2000, the Company maintained a nationwide sales force to generate sales and assist its dealer network.  Subsequent to the adoption of the new business model, the Company sells its products direct to the consumer through its nationwide network of sales and service branch offices.  In the second quarter of 2002, the Company closed its sales and service branches in a restructuring plan and renewed contracts with one of its previous distributors.  Internationally, with the exception of a small number of personnel in Germany, the Company has not maintained its own sales force and continues to sell its products through regional dental distributors.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, include  royalty income.

The accounting policies of the business segments are consistent with those used in prior years.

	Six Months Ended June 30
	2003	2002
Revenues:
Domestic	$1,120,814	$4,660,533
International	543,528	888,058
	$1,664,342	$5,548,591
Reconciliation of revenues:
Total segment revenues	$1,664,342	$5,548,591
Other	172,313	218,724
Total revenues	$1,836,655	$5,767,315

Operational earnings (loss):
Domestic	$(429,638)	$(917,307)
International	90,605	(341,819)
	$(339,033)	$(1,259,126)
Reconciliation of operational loss to loss from operations:
Total segment operational losses	$(339,033)	$(1,259,126)
Other operational earnings	172,313	150,168
Research & development expenses	(113,856)	(294,421)
Restructuring expenses	5,723	(364,447)
Administrative expenses	(1,188,676)	(1,527,212)
Loss from operations	$(1,463,529)	$(3,295,038)

International revenues by country:
Japan	$72,725	$18,433
Germany	284,934	283,484
Italy	71,758	94,010
Canada	43,867	226,816
Other	70,244	265,315
	$543,528	$888,058

	June 30, 2003	December 31, 2002
Long-lived assets:
Domestic	$1,436,811	$1,752162
International	1,952	1,835
	$1,438,762	$1,753,997

4.             Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($336,677) and ($3,264,120) for the six months ended June 30, 2003 and 2002, respectively.  The components of other comprehensive loss are net unrealized loss on available for sale securities and foreign currency translation.

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

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129.982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(140,905)	(48,544)	(24,540)	(73,084)	(287,073)
Balance at June 30, 2003	$245,291	$91,814	$45,717	$—	$382,822

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its change in business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or  necessitate increased sales expenses, the timing of and proceeds from the sale of restricted securities held by the Company and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2002 Annual Report on Form 10-K. There have been no material changes to that information during the first six months of 2003, except for the policy described in Note 1 for available for sale securities.

Results of Operations

On May 21, 2003, the Company consummated the sale of its laser assets to Biolase Technology, Inc. (“Biolase”).  The total purchase price of approximately $5,518,075, was paid $1.825 million in cash and the remainder in 307,500 shares of Biolase stock with an aggregate value of $3,693,075, based on the closing price for Biolase stock of $12.01 on the closing date of the sale. The sale to Biolase included the Company’s inventory, equipment, patents, trademarks and other intellectual property, and rights under certain contracts, relating to its laser business.  The Company has now ceased operations in the dental laser business and agreed not to engage in the dental laser market for four years following the May 21, 2003 closing.  As a result of this sale, the Company’s results of operations have significantly changed from the previous periods.

The Company had revenues of $787,448 for the three-month period ended June 30, 2003 compared to $2,660,709 for the same period in 2002, a decrease of 71%. For the six-month period, domestic revenues declined 76%, while international revenues declined 38% over the same period.  The decrease in domestic revenues is partially attributable to the absence of revenues from the sale of laser assets in the latter half of the quarter ended June 30, 2003 and, to a lesser extent, to the continued decline in unit sales under the direct sales model and a slowdown in sales activity during the initial transition back to the dealer sales model.  Continued restructuring to offset declining cash flow resulted in reduced sales activities and reduced ability to purchase parts for manufacturing and to attend industry trade shows.

Gross profit as a percentage of revenues was 4% and 9% for the three and six-month periods ended June 30, 2003, compared to 33% and 38% for the same periods in 2002.  The decreases in the margins are primarily due to increases in the inventory valuation allowance as a result of the inventory obsolescence accounting policy adopted in the fourth quarter of 2002, which resulted in an increase in the reserve for slow moving inventory and a consequent decrease in gross profit.

Selling, general and administrative expenses were $688,534 and $1,346,942, for the three and six-month periods ended June 30, 2003 compared to $2,436,129 and $4,344,111 for the same periods in 2002, constituting a decrease of 71% and 69%.  The decrease is due primarily to the restructuring program adopted in June of 2002 and continued throughout the second quarter of 2003.  As a result of collection activity in the first and second quarters of 2003, it was determined that the accounts receivable allowance should be increased to include all receivables over 90 days old.  This resulted in an increase to the reserve of approximately $90,000 during the quarter.

Research and development expenses were $36,621 and $113,856 for the three and six-month periods ended June 30, 2003 compared to $181,873 and $294,421 for the same periods in 2002, a decrease of 80% and 62% respectively.  The decreases are primarily due to there being fewer projects in the research and development pipeline in 2003 and the reduction of employees in 2002.

For the six-month period ended June 30, 2003, net income was $2,819,003 compared to a net loss of ($3,390,380) for the same period in 2002. Of that $2,819,003 in income in 2003, $4,209,199 was other income arising from the sale of assets to Biolase.  The Company experienced a loss from operations of $1,463,529 for the six months ended June 30, 2003, compared to a loss from operations of $3,295,038 in the same period of 2002, constituting a decrease of 56%.  The reduction in losses for the six-month period ended June 30, 2003 was primarily due to reduced costs of the restructuring program adopted in June of 2002.  For the three-month period ended June 30, 2003, net income was $3,386,007 compared to a net loss of ($2,601,634) for the same period in 2002.  The loss from operations for the three-month period ended June 30, 2003 was ($861,151), compared to a net operating loss of ($2,547,473) for the same three months of 2002 constituting a decrease of 134%.  These changes also reflect the aforementioned items.

Liquidity and Capital Resources

The Company’s operating activities used $375,711 in cash resources during the six-month period ended June 30, 2003.

On May 21, 2003, the Company consummated the sale of its laser assets to Biolase for an aggregate purchase price of approximately $5,518,075.  Of that total, $1.825 million was paid in cash directly to the Company’s principal lender, Bank One, to retire in full the Company’s debt to Bank One, which was in default.  Upon payment in full of that debt, Bank One released its security interest in all the assets pledged to secure the debt.  Bank One continues to hold a warrant to purchase up to 721,510 shares of the Company’s common stock for five years at a price of $.11 per share, the market price on the date of grant.

As of May 31, 2003, the Company was in default under its note to ValueBank, the Company’s remaining principal lender, for up to $750,000 issued under the loan agreement dated October 3, 2001.   The note was secured by a first priority lien on certain real estate and assets and the guarantee of Ben Gallant, a former executive officer of the Company.    On June 17, 2003, ValueBank assigned its interest in the Loan Agreement, Note, Deed of Trust, Security Agreement and Assignment of Rents, and Gallant guarantee to Aimee Maroney for $682,056, which was the outstanding principal balance under the note, and agreed to release Mrs. Maroney and the Company from all claims arising out of the note and security documents.  Subsequently, the Company negotiated the amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  No additional advances may be made under the note.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.

The noncash portion of the purchase price from the sale of assets was 307,500 restricted shares of Biolase common stock with an aggregate value of $3,693,075, based on the closing price for Biolase stock of $12.01 on the closing date of the sale.  Biolase is required to register the sale of those shares to enable the Company to sell the stock as soon as practicable.  The Company must sell the stock, or obtain a loan secured by the stock, to obtain funds to settle its obligations to other creditors and to pursue its business.  The actual value of the stock consideration received by the Company in this transaction is subject to fluctuations in value of the Biolase stock until the shares are sold.  Because the market for Biolase stock has been fairly volatile recently, there is considerable uncertainty as to the actual value of the transaction until the Biolase stock is ultimately sold.  As of June 30, 2003, the fair value of the Biolase common stock has declined to $10.79 per share. The Company is unable to predict when the Biolase shares received by it will be registered so that the Company can realize the remaining proceeds from their sale.

The Company believes that the cash generated from its operations, together with the proceeds from the sale of Biolase stock received in the sale of assets to Biolase, will be sufficient to meet the Company’s current needs for cash.  It is the Company’s intent to settle its other obligations to creditors and continue the remainder of its historical medical, dental and industrial products business.  The Company will continue to market to the dental industry its air abrasion, curing light and camera lines, while seeking opportunities to expand its dental product line with consumable products that will appeal to a larger segment of the dental market.  Management is considering several alternatives, including  expanding historical businesses with increased sales and marketing efforts, strategic acquisitions of complementary businesses or product lines, and other potential business opportunities.  Management will continue to explore opportunities for strategic alternatives for the Company to pursue to enhance its operations and maximize value for its shareholders.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks

Reference is made to the response to Item 7A of Form 10-K for the year ended December 31, 2002.  There have been no material changes in the information required to be disclosed from December 31, 2002 to June 30, 2003.

ITEM 4.         Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.  OTHER INFORMATION

ITEM 1.         Legal Proceedings.

As part of the consideration in the execution of the Asset Purchase Agreement with Biolase, the Company and Biolase agreed to enter into a Stipulation for Dismissal with Prejudice in the patent infringement lawsuit filed by Biolase against the Company in the U.S. District Court for the Central District of California, Southern District.  That stipulation, settled all matters between the parties arising from that lawsuit, dismissed the complaint and prohibited Biolase from bringing any further action based on the alleged patent infringement.  Management believes that the resolution of this lawsuit was in the best interests of the Company and its shareholders.

On July 23, 2003, the Company was dismissed from the patent infringement lawsuit previously reported and filed in the Federal District Court for the Central District of California by Diodem LLC.

The Company is subject to a number of claims by its creditors for amounts due them which the Company has been unable to pay.  Management is attempting to negotiate settlements of these claims, but does not anticipate being able to pay the claims until the Biolase shares held by it can be sold.

ITEM 2          Changes in Securities and Use of Proceeds.

In May 2003, the Company issued an aggregate of 60,000 shares in settlement of litigation, 10,000 of which were issued to the claimant and 50,000 of which were issued to the Company’s counsel in the litigation.  On July 29, 2003, the Company issued 100,000 shares of its Series B Preferred Stock to Aimee Maroney in connection with the assumption by her of the ValueBank note.  The securities sold in both those transactions were issued in  private placements made in reliance on Section 4(2) of the Securities Act of 1933, and did not involve an underwriter

ITEM 3          Defaults Upon Senior Securities

Reference is made to the description of the Company’s loans from Bank One and ValueBank in Part I, Section 2 of this report, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated by reference herein.

ITEM 6.         Exhibits and Reports on Form 8-K:

(a)	Exhibits.

2.1	Asset Purchase Agreement dated as of May 12, 2003 between Biolase Technologies, Inc. and the Company (Form 10-Q for quarter ended March 31, 2003).

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.5	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Line of Credit Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.2	Revolving Business Credit Note (LIBOR — Based Interest Rate between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.3	Stock Purchase Warrant dated October 30, 2003 for 721,510 shares issued to BankOne, N.A.(Form 10-K for year ended December 31, 2002.)

4.4	Fourth Amended and Restated Forbearance Agreement between Bank One and American

Medical Technologies, Inc., effective February 1, 2003 (Form 10-K for the year ended December 31, 2003.)

4.5		Amendment Agreement between American Medical Technologies, Inc. and Aimee Maroney effective as of June 17, 2003.

4.6		Agreement to Assign Lien and Release Claims among American Medical Technologies, Inc., Aimee Maroney and ValueBank Texas dated as of June 17, 2003.

10.1	*	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

31.1		Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Barbara Woody, principal accounting officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and of principal accounting officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Identifies current management contracts or compensatory plans or arrangements.

(b)                                 During the quarter ended June 30, 2003, the Company filed one report on Form 8-K on June 5, 2003, reporting the consummation of the sale of assets to Biolase.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: August 19, 2003	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: August 19, 2003	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer