Form 10-Q
period 2003-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2003-11-14
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003.

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

Number of shares outstanding of the registrant’s common stock as of November 6, 2003:

7,939,306 Shares

ITEM 1.          Condensed Financial Statements

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Revenues	$565,648	$2,018,124	$2,229,991	$7,698,832
Royalties	20,085	24,933	192,398	111,540
	585,733	2,043,057	2,422,389	7,810,372

Cost of sales	243,179	1,546,210	1,916,275	5,142,352
Gross profit	342,554	496,847	506,114	2,668,020

Selling, general and administrative	277,623	1,089,486	1,479,966	5,190,405
Disposal of fixed assets	—	—	172,013	—
Research and development	50,053	150,955	163,909	445,376
Depreciation and amortization	33,558	103,634	178,157	346,826
Restructuring costs	—	(48,888)	(5,723)	778,791
Loss from operations	(18,680)	(798,340)	(1,482,208)	(4,093,378)

Other income (expense):
Gain on sale of dental laser assets	—	—	4,209,199	—
Other income	23,800	1,223	180,913	16,910
Interest expense	(26,071)	(60,557)	(108,874)	(171,586)

Income(loss) before income taxes	(20,951)	(857,674)	2,799,030	(4,248,054)

Income tax expense	—	—	977	—

Net income(loss)	$(20,951)	$(857,674)	$2,798,053	$(4,248,054)

Net income(loss) per share	$0.00	$(0.12)	$0.38	$(0.60)

Net income(loss) per share assuming dilution	$0.00	$(0.12)	$0.36	$(0.60)

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30 2003	December 31 2002
	(Unaudited)

ASSETS
Current assets:
Cash	$417,997	$566,436
Accounts receivable, less allowance of $153,721 in 2003 and $261,118 in 2002	291,960	472,354
Inventories	855,573	3,113,060
Prepaid expenses and other current assets	196,499	197,577
Total current assets	1,762,029	4,349,427

Deferred financing cost	83,333	—

Securities available for sale	3,508,575	—

Property and equipment, net	1,407,901	1,753,997
Intangible assets, net:
Goodwill	1,971,427	1,971,427
Other	10,381	27,847
	1,981,808	1,999,274

Total assets	$8,743,646	$8,102,698

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30 2003	December 31 2002
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,809,514	$2,714,003
Compensation and employee benefits	612,403	81,538
Accrued restructuring costs	367,540	418,335
Other accrued liabilities	254,676	318,728
Current notes payable	8,205	2,332,075
Total current liabilities	3,052,338	5,864,679

Other non-current liabilities:	682,056	4,103

Series B Preferred Stock, $0.01 par value, mandatorily redeemable, authorized 575,000 shares	400,000	300,000
Stockholders’ equity:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding: 7,422,348 shares in 2003 and 7,362,348 shares in 2002	296,893	294,497
Warrants and options	927,046	927,046
Additional paid-in capital	41,729,782	41,717,178
Accumulated deficit	(37,748,812)	(40,546,865)
Net unrealized loss on available for sale securities	(184,500)	—
Foreign currency translation	(411,157)	(457,940)
Total stockholders’ equity	4,609,252	1,933,916
Total liabilities and stockholders’ equity	$8,743,646	$8,102,698

See accompanying notes.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2003	2002

OPERATING ACTIVITIES:

Net income(loss)	$2,798,053	$(4,248,054)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	173,797	266,924
Amortization	4,360	79,902
Provision for warranty expense	—	(46,650)
Provision for doubtful accounts	93,815	80,000
Provision for slow-moving inventory	245,830	275,660
Loss on disposal of assets	172,013	63,405
Impairment of long-lived assets	—	26,699
Amortization of deferred financing costs	16,667	—
Issuance of warrant as compensation	—	16,500
Gain on sale of dental laser assets	(4,209,199)	—
Changes in operating assets and liabilities, net of assets and liabilities associated with the sale of dental laser assets:
Accounts receivable	86,579	559,258
Inventories	1,406,035	1,849,016
Prepaid expenses and other current assets	1,078	(51,023)
Assets held for sale	—
Accounts payable	(1,029,351)	(233,406)
Compensation and employee benefits	(19,135)	(128,508)
Other accrued liabilities	(64,052)	(1,536)
Other non-current liabilities	(4,103)	(73,944)
Restructuring Accrual	(50,795)	496,067
Net cash used in operating activities	(378,408)	(1,069,690)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(121,448)
Proceeds from sales of assets	1,825,000	76,926
Net cash provided by (used in) investing activities	1,825,000	(44,522)

FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable	(1,641,814)	373,000
Deposits from director	—	300,000
Sale of common stock	—	121,836
Net cash provided by (used in) financing activities	(1,641,814)	794,836

Decrease in cash before effect of exchange rates	(195,222)	(319,376)
Effect of exchange rates on cash	46,783	(15,044)
Decrease in cash	(148,439)	(334,420)

Cash at beginning of period	566,436	579,667

Cash at end of period	$417,997	$245,247

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for other quarters of 2003 or for the year ended December 31, 2003.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Sale of Dental Laser Assets

On May 21, 2003, the Company consummated the sale of its dental laser assets to Biolase Technology, Inc. for an aggregate purchase price of approximately  $5,518,075.  Of that total, $1.825 million was paid in cash directly to the Company’s principal lender, Bank One, to retire in full the Company’s debt to Bank One, which was in default.  The noncash portion of the purchase price from the sale of assets was 307,500 restricted shares of Biolase common stock with an aggregate value of $3,693,075, based on the closing price for Biolase stock of $12.01 on the closing date of the sale.  The Company classifies the Biolase stock as available for sale securities that have a readily determinable fair value based upon the closing price of these securities on the publicly traded market.  Unrealized holding gains and losses arising during the period, net of related tax effect, are excluded from net earnings and are included in other comprehensive income (loss).

The Company recognized a gain of $4,209,199 on the sale of the dental laser assets.  This gain is comprised of the $5,518,075 aggregate purchase price less the following deductions associated with the sale:  fixed assets $29,059, patents $13,106, inventory $519,338, $550,000 bonus due Roger Dartt and other expenses of $197,373.

Debt

On June 17, 2003, ValueBank assigned its interest in the Company’s $750,000 note and related security instruments to Aimee Maroney for $682,056, which was the outstanding principal balance due under the note, and agreed to release Mrs. Maroney and the Company from all claims arising out of the note and security documents.  Subsequently, the Company negotiated the amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.  The preferred shares were valued based on recently subscribed price of $1.00 per share.  The charge is reflected as deferred financing costs and will be amortized as interest expense over the remaining term of the note.

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

Inventories - Inventories consist of the following:

	September 30, 2003	December 31, 2002

Finished goods	$261,698	$1,566,978
Raw materials, parts and supplies	593,875	1,546,082

Total inventory net of reserve	$855,573	$3,113,060

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

In the fourth quarter of 2002, the Company changed certain assumptions it uses in computing the inventory valuation allowance.  The inventory reserve calculation remained the same for finished units, but was changed for parts.  For parts, the new policy assumes that three years of projected parts usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance.  For purposes of computing the valuation allowance at September 30, 2003, part usage was projected at 50% of the prior 12 months part usage.

The Company recorded a $245,830 increase to the reserve for the nine-month period ended September 30, 2003 and a $275,660 increase to the reserve for the nine-month period ended September 30, 2002.   The Company’s reserve for slow moving inventory was $2,697,660 as of September 30, 2003 and $4,243,345 as of December 31, 2002. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at September 30, 2003.

Property and equipment - Accumulated depreciation aggregated $1,956,046 at September 30, 2003 and $2,132,698 at December 31, 2002.

Intangible Assets - Accumulated amortization aggregated $2,302,029 at September 30, 2003 and $2,343,938 at December 31, 2002.

Net Income Per Share - The following table sets forth the computation for basic and diluted income(loss) per share:

Three Months Ended September 30

Nine Months Ended September 30

	2003	2002	2003	2002

Net income/(loss)	$(20,951)	$(857,674)	$2,798,053	$(4,248,054)

Numerator for basic and diluted earnings (loss) per share	(20,951)	(857,674)	2,798,053	(4,248,054)

Denominator for basic earnings (loss) per share - weighted average shares	7,422,348	7,362,348	7,395,974	7,119,857
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	423,377	—
Dilutive potential common shares	—	—	423,377	—

Denominator for diluted earnings per share adjusted weighted average shares after assumed conversions	7,422,348	7,362,348	7,819,352	7,119,857
Basic income (loss) per share	$0.00	$(0.12)	$0.38	$(0.60)
Basic income (loss) per share assuming dilution	$0.00	$(0.12)	$0.36	$(0.60)

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	September 2003	September 2002
Net income(loss), as reported	$2,798,053	$(4,248,054)
Net income(loss) per share, basic, as reported	$0.38	$(0.60)
Net income(loss) per share, assuming dilution, as reported	0.36	(0.60)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$(16,568)	$—

Pro forma net income(loss)	$2,781,485	$(4,248,054)
Pro forma net income(loss) per share, basic	$0.38	$(0.60)
Pro forma net income(loss) per share, assuming dilution	$0.36	$(0.60)

3.             Segment Reporting

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, curing lights and intra oral cameras.   The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, includes royalty income.

The accounting policies of the business segments are consistent with those used in prior years.

	Nine Months Ended September 30
	2003	2002
Revenues:
Domestic	$1,558,597	$6,136,014
International	671,394	1,341,146
	$2,229,991	$7,477,160
Reconciliation of revenues:
Total segment revenues	$2,229,991	$7,477,160
Other	192,398	333,212
Total revenues	$2,422,389	$7,810,372

Operational earnings (loss):
Domestic	$(183,887)	$(855,898)
International	142,057	(159,315)
	$(41,830)	$(1,015,213)
Reconciliation of operational loss to loss from operations:
Total segment operational losses	$(41,830)	$(1,015,213)
Other operational earnings	192,398	209,461
Research & development expenses	(163,909)	(445,376)
Restructuring expenses	5,723	(697,547)
Administrative expenses	(1,440,378)	(2,144,703)
Loss from operations	$(1,482,208)	$(4,093,378)

International revenues by country:
Japan	$101,551	$41,096
Germany	359,139	462,011
Italy	65,170	272,310
Canada	55,049	413,962
Other	90,485	151,767
	$671,394	$1,341,146

	September 30, 2003	December 31, 2002
Long-lived assets:
Domestic	$1,405,950	$1,752162
International	1,952	1,835
	$1,407,901	$1,753,997

4.             Comprehensive Income/(Loss)

Total comprehensive income/(loss), net of the related estimated tax, was $2,660,336 and ($4,167,724) for the nine months ended September 30, 2003 and 2002, respectively.  The components of other comprehensive loss are net unrealized loss on available for sale securities and foreign currency translation.

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

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129.982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(140,905)	(55,044)	(33,322)	(73,084)	(302,355)
Balance at September 30, 2003	$245,291	$85,314	$36,935	$—	$367,540

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2002 Annual Report on Form 10-K. There have been no material changes to that information during the first nine months of 2003, except for the policy described in Note 1 for available for sale securities.

Results of Operations

On May 21, 2003, the Company consummated the sale of its dental laser to Biolase Technology, Inc. (“Biolase”).  The total purchase price of $5,518,075, was paid $1.825 million in cash and the remainder in 307,500 shares of Biolase stock with an aggregate value of $3,693,075, based on the closing price for Biolase stock of $12.01 on the closing date of the sale. The sale to Biolase included the Company’s inventory, equipment, patents, trademarks and other intellectual property, and rights under certain contracts, relating to its dental laser business.  The Company has now ceased operations in the dental laser business and agreed not to engage in the dental laser market for four years following the May 21, 2003 closing.  As a result of this sale, the Company’s results of operations have significantly changed from the previous periods.

The Company had revenues of $565,648 for the three-month period ended September 30, 2003 compared to $2,018,124 for the same period in 2002, a decrease of 72%. For the nine-month period, domestic revenues declined 75%, while international revenues declined 50% over the same period.  The decrease in domestic revenues is partially attributable to the absence of revenues from the sale of laser assets since the latter half of the quarter ended June 30, 2003 and, to a lesser extent, to the continued decline in unit sales under the direct sales model and a slowdown in sales activity during the initial transition back to the dealer sales model.  Continued restructuring to offset declining cash flow resulted in reduced sales activities and reduced ability to purchase parts for manufacturing and to attend industry trade shows.

Gross profit as a percentage of revenues was 61% and 23% for the three and nine-month periods ended September 30, 2003, compared to 25% and 35% for the same periods in 2002.

Selling, general and administrative expenses were $277,623 and $1,479,966, for the three and nine-month periods ended September 30, 2003 compared to $1,089,486 and $5,190,405 for the same periods in 2002, constituting a decrease of 75% and 71%.  The decrease is due primarily to the restructuring program adopted in June of 2002 and continued throughout the third quarter of 2003.

Research and development expenses were $50,053 and $163,909 for the three and nine-month periods ended September 30, 2003 compared to $150,955 and $445,376 for the same periods in 2002, a decrease of 67% and 63% respectively.  The decreases are primarily due to there being fewer projects in the research and development pipeline in 2003 and the reduction of employees in 2002.

Depreciation and amortization expenses were $33,558 and $103,634 for the three and nine-month periods ended September 30, 2003 compared to $178,157 and $346,826 for the same periods in 2002, a decrease of 81% and 70% respectively.  The decrease is due primarily to the assets reaching their full life and few new assets being purchased.

For the nine-month period ended September 30, 2003, net income was $2,798,053 compared to a net loss of ($4,248,054) for the same period in 2002. Of that $2,798,053 in income in 2003, $4,209,199 was other income arising from the sale of assets to Biolase.  The Company experienced a loss from operations of $1,482,208 for the nine months ended September 30, 2003, compared to a loss from operations of $4,093,378 in the same period of 2002, constituting a decrease of 64%.  The reduction in losses for the nine-month period ended September 30, 2003 was primarily due to reduced costs of the restructuring program adopted in June of 2002.  For the three-month period ended September 30, 2003, the net loss was ($20,951) compared to a net loss of ($857,674) for the same period in 2002.  The loss from operations for the three-month period ended September 30, 2003 was ($18,680), compared to a net operating loss of ($798,340) for the same three months of 2002 constituting a decrease of 98%.  These changes also reflect the aforementioned items.

Liquidity and Capital Resources

The Company’s operating activities used $378,408 in cash resources during the nine-month period ended September 30, 2003.

On May 21, 2003, the Company consummated the sale of its laser assets to Biolase for an aggregate purchase price of $5,518,075.  Of that total, $1.825 million was paid in cash directly to the Company’s principal lender, Bank One, to retire in full the Company’s debt to Bank One, which was in default.  Upon payment in full of that debt, Bank One released its security interest in all the assets pledged to secure the debt.  On October 13, 2003, Bank One exercised its warrant to purchase up to 721,510 shares of the Company’s common stock at a price of $.11 per share, the market price on the date of grant, by paying the exercise price in 204,552 tendered shares and receiving 516,958 shares of Company common stock.

The noncash portion of the purchase price from the sale of assets was 307,500 restricted shares of Biolase common stock with an aggregate value of $3,693,075, based on the closing price for Biolase stock of $12.01 on the closing date of the sale.  Biolase is required to register the sale of those shares to enable the Company to sell the stock as soon as practicable.  The Company must sell the stock, or obtain a loan secured by the stock, to obtain funds to settle its obligations to other creditors and to pursue its business.  The actual value of the stock consideration received by the Company in this transaction is subject to fluctuations in value of the Biolase stock until the shares are sold.  Because the market for Biolase stock has been fairly volatile recently, there is considerable uncertainty as to the actual value of the transaction until the Biolase stock is ultimately sold.  As of November 7, 2003, the fair value of the Biolase common stock was $12.64 per share.  The delay in the sale of the Biolase stock has impaired the Company’s marketing efforts and its ability to develop new products and has hurt its relationship with vendors.  The Company is unable to predict when the Biolase shares received by it will be registered so that the Company can realize the remaining proceeds from their sale.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks

Reference is made to the response to Item 7A of Form 10-K for the year ended December 31, 2002.  There have been no material changes in the information required to be disclosed from December 31, 2002 to September 30, 2003.

ITEM 4.         Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II.  OTHER INFORMATION

ITEM 1.         Legal Proceedings.

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

ITEM 2          Changes in Securities and Use of Proceeds.

On July 29, 2003, the Company issued 100,000 shares of its Series B Preferred Stock to Aimee Maroney in connection with the assumption by her of the ValueBank note.  In October, 2003 BankOne exercised its warrant for 516,958 shares of common stock.  The securities sold in both those transactions were issued in private placements made in reliance on Section 4(2) of the Securities Act of 1933, and did not involve an underwriter

ITEM 3          Defaults Upon Senior Securities

Reference is made to the description of the Company’s loans from Bank One and ValueBank in Part I, Section 2 of this report, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, which description is incorporated by reference herein.

ITEM 6.         Exhibits and Reports on Form 8-K:

(a)	Exhibits.

2.1	Asset Purchase Agreement dated as of May 12, 2003 between Biolase Technologies, Inc. and the Company (Form 10-Q for quarter ended March 31, 2003).

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.5	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Line of Credit Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.2	Revolving Business Credit Note (LIBOR — Based Interest Rate between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.3	Stock Purchase Warrant dated October 30, 2003 for 721,510 shares issued to BankOne, N.A.(Form 10-K for year ended December 31, 2002.)

4.4	Fourth Amended and Restated Forbearance Agreement between Bank One and American

Medical Technologies, Inc., effective February 1, 2003 (Form 10-K for the year ended December 31, 2003.)

4.5		Amendment Agreement between American Medical Technologies, Inc. and Aimee Maroney effective as of June 17, 2003. (Form 10-Q for the quarter ended June 30, 2003)

4.6		Agreement to Assign Lien and Release Claims among American Medical Technologies, Inc., Aimee Maroney and ValueBank Texas dated as of June 17, 2003. (Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

31.1		Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Barbara Woody, principal accounting officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and of principal accounting officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Identifies current management contracts or compensatory plans or arrangements.

(b)                                 During the quarter ended September 30, 2003, the Company filed no reports on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: November 13, 2003	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: November 13, 2003	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer