Form 10-K
period 2003-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2004-04-14
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003, or

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,350,210 as of March 31, 2004 based upon the closing price of $0.60 reported on the OTC Bulletin Board on that date.  For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant’s Common Stock are assumed to be affiliates.  There were 7,939,306 shares of the registrant’s Common Stock issued and outstanding on April 13, 2004.

Documents incorporated by reference:  None.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Introduction/Recent Developments

American Medical Technologies, Inc. (“American Medical” or “Company”) develops, manufactures and markets high technology products designed primarily for general dentistry.  American Medical’s primary products are high speed curing lights; air abrasive kinetic cavity preparation systems (“KCP”), and intra oral cameras marketed under the name “Ultracam®“, which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas.  American Medical also develops, manufactures and markets precision air abrasive jet machining (“AJM”) systems for industrial applications.  American Medical, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.  American Medical changed its name from American Dental Technologies, Inc. on July 13, 2000.

American Medical started 2003 under very difficult and challenging circumstances.  The Company’s revenues and profitability fell significantly in 2000, 2001 and 2002.  During this period, the Company incurred aggregate losses of $28 million and was facing possible bankruptcy.  In 2002 the former CEO resigned and a restructuring program was implemented under which operating expenses were dramatically reduced. In late 2002, Biolase Technology, Inc. (“Biolase”) filed a patent infringement lawsuit against the Company in Federal District Court in California. The suit sought, among other things, injunctive relief and an unspecified amount of actual and trebled damages.  The Company had anticipated filing patent counterclaims against Biolase in response to the lawsuit, however, because of the anticipated high costs of such litigation and the Company’s scarce financial resources, the Company initiated settlement discussions with Biolase prior to filing the counterclaims.  As a result of those discussions, in May, 2003 the Company sold its dental laser product line (the “Dental Laser Assets”) to Biolase for cash and Biolase stock, and the patent infringement lawsuit was dismissed.

Biolase paid $5.5 million for the Company’s Dental Laser Assets, including related inventory, patents and other intellectual property.  $1.825 million of the purchase price was paid in cash directly to the Company’s primary lender, and the remainder was paid with 307,500 shares of Biolase common stock (the “Biolase Shares”). In connection with the transaction, the Company and Biolase also released their respective claims against each other.  The Biolase Shares had an aggregate value of $3,693,075 based on the closing price for Biolase stock of $12.01 on the closing date of the sale.  The $1.825 million in cash paid in full the Company’s bank loan with its principal secured creditor.  The Biolase Shares that the Company received were restricted shares which Biolase agreed to register for resale to the public as soon as practicable.  The Company had originally anticipated that the Biolase Shares would be sold within a few months of the May 2003 closing of the Biolase transaction.  As a result of numerous unanticipated delays by Biolase in registering the Company’s Biolase Shares, the shares were not actually sold until March of 2004.  The Company’s Biolase Shares were sold for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds to the Company were $5,335,125.  The Company is in the process of paying off its remaining debt and payables, amounting to approximately $3.0 million at March 3, 2004.  Upon payment of such obligations, American Medical anticipates that it will be a debt free company with approximately $3 million in cash.  The Company believes that the payment of all of its debt and its cash position will enable it to concentrate on growth opportunities as it goes forward.

Because of the lengthy, unanticipated delay in the sale of the Company’s Biolase Shares, during most of 2003 and early 2004, the Company was forced to make additional severe reductions in costs, expenses and personnel in order to survive.  As a result of the sale of the Dental Laser Assets to Biolase and such reductions in cost, expenses and personnel, American Medical’s sales dropped from $8.9 million in 2002 to $2.7 million in 2003.  The cost reductions and a gain on the sale of the Dental Laser Assets to Biolase did result in the Company realizing an approximately $50,000 profit, as compared to a loss of $7 million in 2002. The Company today is very lean, and intends to acquire new product lines or dental companies to increase its presence in the dental market and build revenues and profits.  The Company may also make other strategic acquisitions in the medical products, air abrasion or other related industries.  The terms of sale of the Dental Laser Assets prohibit the Company from competing with Biolase in the dental laser market until after May 2007 and in the veterinary or biostimulation markets until after May 2005.

Products

Described below are the Company’s current principal product lines.

KCP Cavity Preparation Systems

American Medical currently offers several KCP models that vary in size, power and features, from the KCP 5 counter top model to the deluxe KCP 1000PAC model.  American Medical’s KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece.  The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength.  It is also used for sealant preparations; stain removal and intraoral porcelain removal and repair.  The KCP can often be used in place of a drill.  The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel.  The air abrasive stream is activated by a foot pedal.   The KCP floor models (KCP 100 and KCP 1000) are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.  In 2003, the Company introduced the KCP FlexiJet®, an air abrasion unit with an integrated water system that dramatically diminishes overspray, lessens patient sensitivity and provides faster, more precise cutting.

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

American Medical also markets its Plasma Arc Curing System (“PAC”) as an accessory to its KCP.  The KCP1000 PAC combines an air abrasive cavity preparation system together with a composite curing light in a single instrument.  This allows dentists to efficiently switch from cavity preparation to curing.

The KCP is sold primarily in North America and Europe.  The KCP represented approximately 5%, 4% and 8% of American Medical’s total revenues in 2003, 2002 and 2001, respectively.

Plasma Arc Curing Systems

American Medical markets a PAC that utilizes a high intensity light source to rapidly cure composite tooth fillings.  Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights.

American Medical’s PAC products, components and accessories are sold primarily in North America and Europe.  PAC products represented approximately 9%, 7% and 7% of American Medical’s total revenues during 2003, 2002 and 2001, respectively.

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

The Ultracam is utilized in the dental practice for presentation, education and as a means of communicating services through multi-media.  The Digital Docking Station, introduced in 1999, greatly enhances the value of an intra oral camera by allowing the storage of up to 40 images on a 3-½ inch computer floppy disk.

Ultracam products are sold primarily in North America and Europe.  The Ultracam products represented approximately 8%, 8% and 10% of American Medical’s total revenue in 2003, 2002 and 2001, respectively.

Anthos

In prior years, the Company distributed the Anthos system dental chairs and units, but discontinued sales of that product in 2003.

Industrial Products

American Medical also develops, manufactures and markets precision AJM systems for industrial applications.  The AJM system has a wide range of applications, including drilling, cutting, abrading, deburring, dressing, beveling, etching, shaping and polishing.  Its principal advantage over conventional machining is that the AJM process, which accomplishes its work through kinetic particle displacement (an erosion process), produces no heat, shock or vibration.  This enables precise work to be done on fragile materials without deburring or further processing.  Generally, the same is not true of drills, saws, laser or other types of conventional machining equipment because all of these systems rely on heat and/or friction to perform the work.  These machining techniques generally require further processing, and in many instances do not provide the precision available with AJM, particularly with fragile materials.  AJM systems are often used to remove the slag, burrs and flash resulting from conventional machining processes.  Some examples include deburring needles, beveling silicon wafers and cutting fiber optics.

Industrial products accounted for 12% of American Medical’s total revenues in 2003, and less than 5% in 2002 and 2001, respectively.

Parts and consumable sales represented 50% of revenues.  The remaining percentage of revenues not itemized represent discontinued product lines.

Marketing, Sales and Training

American Medical markets its dental products through independent distributors to general dental practitioners and certain other dental specialists in the United States.

The Company relies heavily on sales made at trade shows, dental exhibitions, and dental society meetings.

American Medical presently has several industrial product distributors for its AJM product.  Such distributors have been and are anticipated to be the primary source of sales for American Medical’s industrial products in the future.  Industrial product distributors are supported by American Medical primarily through advertising in the Thomas Register and trade journals, and by participation in trade shows.

American Medical also sells some industrial products directly to customers through advertisements or customer referrals and through original equipment manufacturers of grinding equipment who purchase AJM systems to incorporate into their equipment.

Training and Service

Because American Medical’s dental products represent new approaches to dentistry training is a significant aspect of its marketing efforts.  American Medical offers complementary training on all of its products.  American Medical encourages each purchaser to participate in ongoing continuing education regarding the use of American Medical’s dental products and endeavors to share new developments as soon as reliable scientific support has been established.

American Medical provides warranty and repair service for American Medical’s products in the United States.  To service its dental products, American Medical has a service department in Corpus Christi and has service arrangements with independent distributors for products in other markets.  To date, American Medical has not experienced significant service problems.  American Medical generally provides a one-year warranty on all of its products

The Company also has a service center in Keltern, Germany that provides installation, training, service and technical support for Europe, Russia and the Middle East.  In other international markets, the distributors provide installation, training and service with technical support from the United States office.

Competition

American Medical has patents in the basic technologies, which the Company believes provide a competitive advantage.  American Medical believes there are approximately 4 companies that presently sell competing dental air abrasive products and approximately 13 companies that presently sell competing intra oral camera systems.  American Medical’s PAC and KCP products must also compete with conventional treatment methods using dental instruments or equipment that are generally less expensive and with which dentists are more familiar.

Many of these competing companies, particularly those which manufacture traditional dental equipment, have been in business longer, have greater resources and have a larger distribution network than American Medical.  American Medical’s competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products.  While American Medical believes its products are competitive in terms of capabilities, quality and price, competition has adversely affected, and may in the future adversely affect, American Medical’s business.

Patents

American Medical believes its patents provide a competitive advantage in those countries where they have been issued.  American Medical believes its technology patents and other patent rights provide a proprietary means to utilize that technology in dentistry.  In the United States, American Medical has patents related to dental air abrasive systems and methods for using an air abrasive stream for dentistry that do not begin expiring until 2011, technology patents for air abrasive cavity preparation systems that will begin expiring in 2004, and industrial air abrasive patents that have expiration dates ranging from 2004 to 2016.  American Medical also holds several industrial air abrasive patents in various other countries.  The Company has recently notified other companies that are selling air abrasion products in the dental industry of possible patent infringement.

Manufacturing and Suppliers

American Medical manufactures, assembles and services its products at its ISO 9001:2000 and EN13485 certified facility in Corpus Christi, Texas.  American Medical’s products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers or fabricated internally at its manufacturing facility. American Medical has modern machining capability allowing it to control the production of certain non-standard parts.  American Medical uses numerous suppliers for standard parts and for fabrication of certain parts.  Although most of the parts and components used in its products are available from multiple sources, American Medical presently obtains several parts and components from single sources.  Lack of availability of certain parts and components could result in production delays.  Management has identified alternate suppliers and believes any delays would be minimal and would not materially affect American Medical’s business.

Research and Development

Most research and development, prototype production and testing activities take place at the Company’s Texas facility, although some research and development work is performed for American Medical by consultants.  Although American Medical expects to continue to conduct most of its own research and development activities, American Medical will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complementary products.

American Medical’s research and development expenditures for 2003, 2002 and 2001 were $233,898, $595,156 and $796,424, respectively.  American Medical’s current research and development efforts are focused on new complementary products for the dental market.

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

United States Regulatory Requirements

The Federal Food, Drug and Cosmetic Act (“FDC Act”) regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation (“QSR”) as well as medical device reporting (“MDR”), labeling and other regulatory requirements.  Some Class I medical devices are exempt from the requirement of pre-market approval or clearance.  Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices.  Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval (“PMA”) application to ensure their safety and effectiveness.  Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

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

The FDA granted 510(k) Clearance to market the KCP for hard-tissue applications in late 1992.  510(k) Clearance to market the PAC was granted by the FDA in mid-1995.

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

Foreign Regulatory Requirements

International sales of medical devices are also subject to the regulatory requirements of each country.  Regulation of medical devices in foreign countries varies between countries.  The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company complies with the regulatory laws of such countries.  In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market.  The KCP, PAC, intraoral cameras and lasers have been granted CE mark approvals which are recognized by most European countries, and may be sold in Germany and many other European markets.   Additional foreign authorizations to market its dental products are being sought by the Company where needed.

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

Product Liability Exposure

American Medical’s business involves the inherent risk of product liability claims.  If such claims arise, they could have an adverse effect on American Medical.  American Medical currently maintains product liability insurance with coverage per occurrence and in the aggregate of $5,000,000.  There is no assurance that such coverage will be sufficient to protect American Medical from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

Foreign Operations and Segment Information

For information regarding the Company’s foreign operations and business segments, see Note 7of the Notes to Consolidated Financial Statements.  Such information is incorporated herein by reference.

Employees

On March 26, 2004, American Medical had 17 full-time employees.  Of these employees, 2 were engaged in direct sales and marketing activities in addition to the 2 non-employee sales representatives.  Eight employees are engaged in manufacturing activities, and the remaining 7 employees are in finance, administration, customer service, and research and development.  American Medical has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Executive Officers of the Company

The following table sets forth information concerning each of the current executive officers of American Medical who are elected to serve at the discretion of the Board of Directors.

Name	Age	Position

Roger W. Dartt	62	President, Chief Executive Officer, Chair of the Board of Directors
Barbara D. Woody	42	Controller

Roger W. Dartt- Mr. Dartt was selected by the Board of Directors of the Company to serve as the Company’s Chief Executive Officer on June 1, 2002.  Prior to that date Mr. Dartt served as the President of Mediatrix International, Inc., a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring and financial support to companies.

In the past five years, Mr. Dartt had several short-term assignments as a turnaround specialist in companies engaged in electronic circuit board manufacturing, specialty retail sales, commercial glass manufacturing and in the supply of durable medical equipment to the home healthcare industry.  Prior to forming Mediatrix, Mr. Dartt was president; chief executive officer or chief operating officer of eight companies in the medical, dental electronic and specialty retail markets, including subsidiaries of Bristol Meyers and PepsiCo.

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the inability of the Company to find suitable new acquisitions or the expense or difficulty of integrating such acquisitions with current Company operations, adverse results in any of the Company’s material lawsuits, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to conclude original equipment manufacturer agreements or strategic alliances and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 2.          DESCRIPTION OF PROPERTY

American Medical owns an approximately 45,000 square foot manufacturing facility on 5.2 acres located at 5655 Bear Lane, Corpus Christi, Texas 78405, which houses its manufacturing and administration facilities.  A mortgage on this property was held by ValueBank to secure the Company’s line of credit with ValueBank and the U.S. Small Business Administration.  On June 17, 2003, ValueBank assigned the mortgage and related security instruments to Aimee Maroney.

American Medical leases approximately 600 square feet of office space in Keltern, Germany.

ITEM 3.          LEGAL PROCEEDINGS

In September of 2003, Big Sky Laser Technologies, Inc. sued American Medical in the U.S. District Court, Southern District of Texas, Houston Division, for breach of contract, fraud, misrepresentation and violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising out of an alleged willful and fraudulent breach of contract by American Medical to purchase equipment known as resonator assemblies and optic sets.  Big Sky seeks $285,000 in actual damages, along with attorney’s fees and interest.  Big Sky also seeks $500,000 in punitive damages or alternatively treble damages under RICO in the amount of $850,000 based upon its assertion that American Medical fraudulently misrepresented its intentions of paying amounts owed under the contract.  American Medical is vigorously contesting the amounts due under the contract on the basis that the goods, the subject of the contract, were non-conforming and appropriately rejected.  In addition, the Company has filed a motion to strike the RICO claims and a counterclaim for breach of contract and delivery of defective goods in the amount of $22 million.

As a result of the Company restructuring and moving out of 12 leased sales offices, the Company has received notice of 3 lawsuits or judgments from landlords that total approximately $70,000.  In addition, the Company has received notices of additional vendor collection lawsuits that total approximately $680,000. The Company is in negotiation with all parties, has reached a settlement in some cases, and expects to reach a settlement in the others, as a result of the availability of proceeds from sale of the Biolase Shares for such purposes.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low sales prices per share of the Company’s common stock as reported by Nasdaq through March 26, 2003, and the high and low bid quotations in the over-the-counter market thereafter, for each quarterly period during the last two years.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
2002
First Quarter	$1.37	$.53
Second Quarter	.60	.26
Third Quarter	.45	.11
Fourth Quarter	.28	.05

2003
First Quarter	$.27	$.11
Second Quarter	.37	.15
Third Quarter	.43	.30
Fourth Quarter	.60	.35

As of March 26, 2004, there were approximately 374 holders of record of American Medical common stock based upon the records of the Company’s stock transfer agent and security position listings.

On October 16, 2003, the Company issued to Bank One N.A. 516,958 shares of its common stock pursuant to the exercise by Bank One of the warrant held by it to purchase up to 721, 510 shares at an exercise price of  $.11 per share.  Bank One exercised the warrant in full and tendered 204,552 shares of Company stock in payment for the shares issued to it.  The securities sold to Bank One were issued in a private placement made in reliance on Section 4(2) of the Securities Act of 1933 and did not involve any underwriters.

The Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon earnings, capital requirements, any restrictive covenants in future loan agreements and other factors considered relevant by the Board of Directors.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data, as of and for each of the five years ended December 31, 2003, is derived from the audited financial statements of the Company.  The table also includes proforma balance sheet data at December 31, 2003, which gives effect to the March 3, 2004 sale of Biolase Shares as if it occurred December 31, 2003.  Operating results for prior years are not necessarily indicative of the results that may be expected for any other periods.  The data should be read in conjunction with the financial statements and related notes included in this report and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2003		2002		2001	2000		1999
Operating Data:
Net revenues	$2,999		$9,084		$14,689	$19,902		$24,370
Net income (loss)	$54	(1)	$(7,044	)(2)	$(3,978)	$(18,403	)(3)	$392

Net income (loss) per common share assuming dilution	$0.01		$(0.98)		$(0.57)	$(2.53)		$0.05

Weighted average number of common shares	7,533		7,181		6,923	7,284		7,446

Balance Sheet Data (at year end):	Proforma(4) 2003	2003	2002	2001	2000	1999
Current Assets	$6,815	$1,480	$4,349	$9,346	$12,502	$20,100
Total Assets	$8,051	$8,051	$8,103	$14,196	$18,291	$40,348
Long-term obligations	682	682	4	78	2,673	5,373
Stockholders’ equity(5)	3,701	3,471	1,934	8,626	13,002	32,018
Working capital (deficit)	3,316	(1,952)	(1,515)	3,854	9,886	17,144

(1)   Includes impairment charges of  $1.9 million related to the write off of goodwill related to the acquisition of Incisive, a dental laser company, due to the Company’s decision not to continue in the laser market and a gain of $3.9 on the sale of Dental Laser Assets to Biolase

(2)   Includes impairment charges of $.6 million related to the write off of ADL Japan goodwill and PAC Rim distribution rights and a charge to increase the reserve for slow moving inventory by $2.1 million and a write-off of demonstration inventory of $.4 million.

(3)   Includes impairment charges of $9.2 million related to intangibles associated with the air abrasion and camera product lines, a charge to increase the reserve for slow moving inventory by $.8 million, a write off of demonstration inventory of $1.2 million related to the change in the business model, and a deferred income tax valuation allowance of $5.6 million.

(4)   The 2003 Proforma column reflects the sale of the 307,500 Biolase Shares on March 3, 2004.  The gross sale proceeds were $5,688,750; the net proceeds received after underwriters’ fees were $5,335,125.  This cash amount is reflected in current assets, with the additional realized gain on available for sale securities of $230,625 reflected in stockholders’ equity.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met:  1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment.  The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse.  The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold. Only the Company’s Anthos dental chairs and its networked camera systems required installation and revenue is not recorded until the installation is complete. There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors.   In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount reasonably believed to be collectible.  For all accounts not specifically analyzed, the Company recognizes reserves of 100% of all accounts over 90 days past due and 5% for all remaining accounts.  If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due could be reduced by a material amount.

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

In the fourth quarter of 2002, the Company changed certain assumptions it uses in computing the inventory valuation allowance.  The inventory reserve calculation remained the same for finished units, but was changed for parts.  For parts, the new policy assumes that any parts on hand exceeding three years of projected usage are subject to complete write-off.  For purposes of computing the valuation allowance at December 31, 2002, part usage was projected at 50% of 2002 part usage.  In 2002, the adoption of these new assumptions resulted in an increase in the valuation allowance of $1.4 million over what the allowance would have been under previous assumptions.

The inventory reserve calculation method remained the same in 2003.  The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2003.

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

Intangible Asset Impairment

As the Company has decided not to continue in the dental laser market, the goodwill related to Incisive, a dental laser company, is considered impaired and was charged-off in the fourth quarter of 2003.  This charge-off resulted in a one-time expense in the amount of $1,971,427.

Results of Operations

For the year ended December 31, 2003, the Company’s revenues decreased 69% compared to 2002.  This decrease in revenues was primarily due to two reasons.  First, the Company’s weakened financial condition during the previous two years necessitated a change in management and restructuring of the Company, which commenced in 2002.  The Company implemented severe cost cutting in connection with its restructuring which enabled it to survive, but made it increasingly difficult to develop, market and sell products.  In late 2002, Biolase filed a patent infringement lawsuit against the Company, which alleged that the Company’s Cavilase laser, which was under development, infringed one or more Biolase patents.  This lawsuit directly impacted the Company’s ability to complete development and marketing of the Cavilase and to sell the remainder of its laser product line, and ultimately resulted in the sale of the Dental Laser Assets to Biolase. The sale of the Dental Laser Assets to Biolase reduced sales in 2003 by an estimated $3.8 million.

The second reason for the decrease in revenues was a result of the Company not being able to immediately sell the 307,500 Biolase Shares it received as part of the consideration for the sale of the Dental Laser Assets. The Biolase Shares that the Company received were restricted shares which Biolase agreed to register for resale to the public as soon as practicable.  The Company had originally anticipated that the Biolase Shares would be sold within a few months of the May 2003 closing of the Biolase transaction.  As a result of numerous unanticipated delays in registering the Company’s Biolase Shares, the shares were not actually sold until March of 2004.  The Company’s Biolase Shares were sold on March 3, 2004 for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds to the Company were $5,335,125.  American Medical is in the process of paying off its remaining debt and payables, amounting to approximately $3.0 million at March 3, 2004.  Upon payment of such obligations, American Medical anticipates that it will be a debt free company with approximately $3 million cash.  The Company believes that the payment of all of its debt and its cash position will enable it to concentrate on future growth opportunities as it goes forward.

Because of the lengthy, unanticipated delay in the sale of the Company’s Biolase Shares, during most of 2003 and early 2004, the Company had very little operating cash to support a sales and marketing effort.  The Company made repeated significant efforts to arrange temporary debt financing using the Biolase Shares as collateral; however, due to the Company’s weakened financial condition, market conditions regarding Biolase stock and other factors, the Company was unable to obtain any loan using the Biolase Shares, or otherwise raise additional capital.  Therefore, the Company reduced personnel and operating expenditures to the level that allowed the Company to operate on its own cash flow until the sale of the Biolase Shares.  This lack of cash resulted in the Company’s inability to attend trade shows and buy key parts for the Company’s remaining product lines.  These factors were a prime contributor to a decline of non-laser product sales to $2.1 million in 2003, from $4.3 million in 2002.

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

The third reason for the revenue decrease was that international sales declined $1.9 million due to the loss of the Japanese distributor, reported earlier, and restructuring of the Company’s German subsidiary to reduce operating losses experienced previously.

Gross profit as a percentage of revenues was 40% for the year ended December 31, 2003 compared to 12% for the year ended December 31, 2002.  The reason for this improvement was the elimination of the need to increase inventory reserves and resulting increases in cost of goods.

Selling, general and administrative expenses were $2,644,729 in 2003, $6,772,812 in 2002 and $9,195,306 in 2001.  The reduction in expenses is the result of the Company’s restructuring efforts referred to earlier.

Other income was $4,123,763 in 2003, $17,927 in 2002 and $118,237 in 2001.  Of the amount for 2003, $3.9 million is related to a gain on the sale of the Dental Laser Assets to Biolase.

Interest expense declined from $281,957 in 2002 to $136,518 in 2003.  This reduction is due to the pay off of the Bank One loan in May 2003 as part of the Biolase transaction.

Research and development expenses were $233,898 in 2003, $595,156 in 2002, and $796,424 in 2001.  The limited funds available for research and development were used to further development of the Company’s KCP FlexiJet® product.

Restructuring expenses for the year 2002 were $708,242, and arose out of the restructuring program implemented in June 2002 and described elsewhere in this report.  In 2003 an adjustment was made to decrease restructuring in the amount of $5,723.

The Company had no income tax expense in 2003.  The Company applied and received a tax refund in 2002 of $237,418 for NOL’s carried back to 1996, 1997, 1998 and 1999.  In 2001, the Company had no income tax expense.  At December 31, 2003, the Company had approximately $25 million of net operating loss carry forwards. These net operating loss carry forwards expire in various amounts in the years 2006 through 2023.

Liquidity and Capital Resources

The Company’s operating activities used $590,593 in cash resources in 2003.  Cash used by operating activities in 2003 was due largely to payments of existing accounts payable.  This item was partially offset by collections on accounts receivable, a decrease in inventory and prepaid expenses and other current assets.  This loss included non-cash charges totaling $2,180,707 consisting of depreciation and amortization expense and impairment charges for intangible assets.  In addition, inventory and accounts receivable declined by $1,447,031 and $60,245, respectively from December 31, 2002 to December 31, 2003.

The Company’s investing activities provided $1,835,076 in cash in 2003.  The cash provided by investing activities in 2003 related primarily to proceeds from the sale of the Dental Laser Assets to Biolase, reduced by purchases of property and equipment.

The Company’s financing activities used $1,650,019 in cash to pay off the line of credit owed to Bank One.

On June 17, 2003, Value Bank assigned its interest in the Company’s $750,000 note and related security instruments to Aimee Maroney for $682,056, which was the outstanding principal balance under the note, and agreed to release Mrs. Maroney and the Company from all claims arising out of the note and security documents.  Subsequently, the Company negotiated the amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.  The preferred shares were valued based on recently subscribed price of $1.00 per share, which was the most recent price at which preferred shares had been purchased.  The value of the preferred shares issued to Mrs. Maroney has been reflected as a deferred financing cost and will be amortized as interest expense over the remaining term of the note.

The Company’s Biolase Shares were sold in March of 2004 for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds of the Company were $5,335,125.  American Medical is in the process of paying off its remaining debt and payables, amounting to approximately $3.0 million at March 3, 2004.  Upon payment of such obligations, American Medical anticipates that it will be a debt free company with approximately $3 million cash.  The Company believes that the payment of all of its debt and its cash position will enable it to concentrate on growth opportunities as it goes forward and to meet its working capital needs for at least the next twelve months.

The following table summarizes our contractual obligations as of December 31, 2003:

	2004	2005	2006	2007 and thereafter	Total
Long term debt	$682,056	$—	$—	$—	$682,056
Capital leases	—	—	—	—	—
Operating leases	3,922	3,714	1,287	—	8,923
Total contractual cash obligations	$685,978	$3,714	$1,287	$—	$690,979

New Accounting Standards and Disclosures

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  Under FIN 46, a variable interest entity (“VIE”) is defined as a corporation, trust, partnership or other entity where the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.  FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.  FIN 46 did not have a significant impact on our results of operations and financial position.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), was issued.  SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that these instruments be classified as liabilities in statements of financial position. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and for interim or annual periods beginning after June 15, 2003 for transactions entered into before June 1, 2003.  The adoption of SFAS 150 did not have a significant impact on our results of operations or financial position.

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

Foreign Currency Exchange Rate Risk

The Company sells its products in North America, Europe (primarily Germany), and other foreign countries.  The Company is headquartered in the United States and has a German subsidiary.  Except for revenues generated by its German subsidiary, the Company sells its products to its foreign customers in United States dollars.  As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  The Company’s operating results are primarily exposed to changes in exchange rates between the United States dollar and the European Union euro.

As currency rates change, translation of the income statements of the Company’s German subsidiary into United States dollars affects year-to-year comparability of operating results.  The Company does not generally hedge operating translation risks because cash flows from the German operations are generally reinvested locally.

As of December 31, 2003 and 2002, the Company’s net assets subject to foreign currency translation risk (defined as current assets less current liabilities) were $124,729 and $476,373, respectively.  The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $12,000 and $48,000 for 2003 and 2002, respectively.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

To The Stockholders and Board of Directors

American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002.  Our audits also included the financial statement schedule listed in the index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Houston, Texas
February 21, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

American Medical Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders’ equity, and cash flows of American Medical Technologies, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

March 1, 2002
/s/ Ernst & Young LLP
Ernst & Young LLP
San Antonio, Texas

Consolidated Balance Sheets

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$217,581	$566,436
Accounts receivable, less allowance of $170,682 in 2003 and $261,118 in 2002	210,442	472,354
Inventories	914,935	3,113,060
Prepaid expenses and other current assets	137,381	197,577
Total current assets	1,480,339	4,349,427

DEFERRED FINANCING COST	66,667	—

SECURITIES AVAILABLE FOR SALE	5,104,500	—

PROPERTY AND EQUIPMENT, net	1,389,546	1,753,997

INTANGIBLE ASSETS, net
Goodwill	—	1,971,427
Other	10,381	27,847
	10,381	1,999,274

Total assets	$8,051,433	$8,102,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$1,892,215	$2,714,003
Compensation and employee benefits	600,540	81,538
Accrued restructuring costs	355,831	418,335
Other accrued liabilities	650,097	318,728
Current notes payable	—	2,332,075
Total current liabilities	3,498,683	5,864,679
NOTE PAYABLE TO RELATED PARTY	682,056	—

OTHER NON-CURRENT LIABILITIES	—	4,103
Total liabilities	4,180,739	5,868,782

COMMITMENTS AND CONTINGENCIES (Note 8)

SERIES B PREFERRED STOCK, $.01 par value, authorized 575,000 shares; Outstanding: 400,000 shares in 2003 and 300,000 in 2002	400,000	300,000
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.04 par value, authorized 12,500,000 shares; Outstanding: 7,939,306 in 2003 and 7,362,348 in 2002	317,572	294,497
Additional paid-in capital	41,709,102	41,717,178
Warrants and options	927, 046	927,046
Accumulated deficit	(40,493,192)	(40,546,865)
Unrealized gain on available for sale securities	1,411,425	—
Foreign currency translation	(401,259)	(457,940)
Total stockholders’ equity	3,470,694	1,933,916
Total liabilities and stockholders’ equity	$8,051,433	$8,102,698

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES	$2,779,795	$8,943,076	$14,473,051

ROYALTIES	218,721	141,370	215,635
	2,998,516	9,084,446	14,688,686
COST OF SALES	1,880,535	8,025,136	8,634,543
Gross profit	1,117,981	1,059,310	6,054,143

COST AND EXPENSES:
Selling, general and administration	2,644,729	6,772,812	9,195,306
Goodwill impairment	1,971,427	—	—
Accrued losses on vendor settlements	207,222	—	—
Research and development	233,898	595,156	796,424
Restructuring costs	(5,723)	708,242	—
Loss from operations	(3,933,572)	(7,016,900)	(3,937,587)

OTHER INCOME (EXPENSES):
Gain on sale of dental laser assets	3,909,936	—	—
Other income	213,827	17,927	118,237
Interest expense	(136,518)	(281,957)	(158,909)
Income (Loss) before income taxes	53,673	(7,280,930)	(3,978,259)
Income tax (benefit) expense	—	(237,418)	—
Net income (loss)	$53,673	$(7,043,512)	$(3,978,259)

Net income (loss) per share	$0.01	$(0.98)	$(0.57)

Net income (loss) per share assuming dilution	$0.01	$(0.98)	$(0.57)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

							UNREALIZED
							GAIN ON
			ADDITIONAL	WARRANTS		FOREIGN	AVAILABLE
	COMMON STOCK		PAID-IN	AND	ACCUMULATED	CURRENCY	FOR SALE
	SHARES	AMOUNT	CAPITAL	OPTIONS	DEFICIT	TRANSLATION	SECURITIES	TOTAL
Balance at December 31, 2000	7,081,097	$283,247	$41,934,608	$801,000	$(29,525,094)	$(491,894)	—	$13,001,867
Net loss for 2001	—	—	—	—	(3,978,259)	—		(3,978,259)
Foreign currency translation	—	—	—	—	—	(69,174)	—	(69,174)
Comprehensive loss	—	—	—	—	—	—	—	(4,047,433)
Repurchase of common stock	(218,749)	(8,750)	(319,266)	—	—	—	—	(328,016)

Balance at December 31, 2001	6,862,348	274,497	41,615,342	801,000	(33,503,353)	(561,068)	—	8,626,418
Net loss for 2002	—	—	—	—	(7,043,512)	—	—	(7,043,512)
Foreign currency translation	—	—	—	—	—	103,128	—	103,128
Comprehensive loss	—	—	—	—	—	—	—	(6,940,384)
Issuance of common stock	500,000	20,000	101,836	—	—	—	—	121,836
Warrant and option grants	—	—	—	126,046	—	—	—	126,046

Balance at December 31, 2002	7,362,348	294,497	41,717,178	927,046	(40,546,865)	(457,940)	—	1,933,916
Net income for 2003	—	—	—	—	53,673	—	—	53,673
Unrealized gain on available for sale securities	—	—	—	—	—	—	1,411,425	1,411,425
Foreign currency translation	—	—	—	—	—	56,681	—	56,681
Comprehensive income	—	—	—	—	—	—	—	1,521,779
Issuance of common stock	576,958	23,075	(8,076)	—	—	—	—	14,999

Balance at December 31, 2003	7,939,306	$317,572	$41,709,102	$927,046	$(40,493,192)	$(401,259)	$1,411,425	$3,470,694

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
OPERATING ACTIVITIES:
Net income/(loss)	$53,673	$(7,043,512)	$(3,978,259)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation	204,920	342,839	423,102
Amortization	4,360	106,536	486,473
Impairment of intangible assets	1,971,427	615,924	213,181
Amortization of deferred financing charges	33,333	—	—
Provision for slow-moving inventory	(148,316)	2,114,863	588,026
Provision of doubtful accounts	110,774	85,118	—
Net loss on disposal of assets	147,013	127,555	1,541
Gain on sale of dental laser assets	(3,909,936)	—	—
Compensation expense related to warrant and option grants	—	126,046	—
Other	3,423	—	—

Changes in operating assets and liabilities; net of assets and liabilities associated with the sale of dental laser assets:
Accounts receivable	60,245	715,231	2,095,015
Inventories	1,447,031	1,934,501	(886,251)
Prepaid expenses and other current assets	60,196	113,092	109,741
Accounts payable	(858,535)	(37,267)	1,119,524
Compensation and employee benefits	(34,963)	(181,165)	(23,605)
Accrued restructuring costs	(62,504)	418,335	—
Other accrued liabilities	331,369	(200,188)	(183,904)
Other non-current liabilities	(4,103)	(73,944)	(94,916)
Net cash used in operating activities	(590,593)	(836,036)	(130,332)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,924)	(37,533)	(130,821)
Proceeds from sales of assets	1,850,000	40,897	1,300
Collections on notes receivable	—	—	224,785
Increase in intangible assets	—	—	(60,164)
Net cash provided by investing activities	1,835,076	3,364	35,100

FINANCING ACTIVITIES:
Payments on note payable	(1,650,019)	(90,000)	(754,344)
Proceeds from note payable	—	463,000	213,419
Issuance of preferred stock	—	300,000	—
Issuance of common stock	—	121,836	—
Repurchase of common stock	—		(328,019)

Net cash provided by (used in) financing activities	(1,650,019)	794,836	(868,944)

Decrease in cash	(405,536)	(37,836)	(964,176)
Effect of exchange rates on cash	56,681	24,605	(5,904)
Decrease in cash	(348,855)	(13,231)	(970,080)

CASH, at beginning of year	566,436	579,667	1,549,747

CASH, at end of year	$217,581	$566,436	$579,667

Notes to Financial Statements

1.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — American Medical Technologies, Inc. (the “Company”) develops, manufactures, markets and sells high technology products primarily for dentistry.  The consolidated financial statements include the accounts and operations of the Company and American Medical Technologies GmbH, its German subsidiary.  All intercompany transactions and balances have been eliminated.

Going Concern — The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In 2002 and 2001, due to net losses and matters related to credit agreements, there was a substantial doubt about the Company’s ability to continue as a going concern.

In 2003, the cash received from the sale of the Dental Laser Assets to Biolase allowed the Company to settle its outstanding long term debt, and the sale of the Biolase shares in March 2004 is allowing the Company to pay off all remaining liabilities.  Because of the current available assets, the Company feels the doubt about its ability to continue as a going concern has been removed.

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

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(140,905)	(55,043)	(45,032)	(73,084)	(314,064)
Balance at December 31, 2003	$245,291	$85,315	$25,225	$—	$355,831

Inventories — Inventories are stated at the lower of cost, determined by the first-in first-out method, or market.  At December 31, 2003 inventories consisted of the following:

	2003	2002
Finished goods	$169,650	$1,566,978
Raw materials, parts and supplies	745,285	1,546,082
	$914,935	$3,113,060

Inventories at December 31, 2003 and 2002 are net of valuation allowances of $2,611,145 and $4,243,345, respectively. In 2003 the valuation allowance of inventory decreased primarily due to the sale of the laser assets.

The Company changed certain assumptions it uses in computing the inventory valuation allowance during the fourth quarter of 2002.  The prior assumptions relating to the valuation allowance for parts were as follows:  When the on hand quantity exceeded the prior twelve month’s sales and usage, the excess inventory was calculated by subtracting the greater of the prior twelve months’ sales and usage or a base quantity of 50 from the quantity on hand.  This excess was then 100% reserved.  All parts or units with less than twelve months of sales or usage history were excluded from the calculation.

The new assumptions assume that three years of projected part usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years.  Depreciation is not included in cost of sales.  At December 31, 2003 and 2002 property and equipment consisted of the following:

	2003	2002
Building and improvements	$1,547,532	$1,560,699
Machinery and equipment	636,944	1,410,699
Office furniture and computers	388,995	915,297
	2,573,471	3,886,695
Accumulated depreciation	(1,183,925)	(2,132,698)
	$1,389,546	$1,753,997

Revenue Recognition — The Company recognizes revenue when all of the following criteria are met:  1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment.  The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse.  Only the Company’s Anthos dental chairs and its networked camera systems required installation, and revenue is not recorded until the installation is complete.  The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold.

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.

Payments on trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance for any invoices over 90 days old and 5% of the remaining balance.

Intangible Assets — Intangible assets consist of goodwill, and patents, and are stated at cost less accumulated amortization.  The Company amortized goodwill over periods ranging from 15 to 25 years, and patents over 18 years. Accumulated amortization for goodwill was $0 and $3,639,271 at December 31, 2003 and 2002, respectively.

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

The following table shows the effect of the adoption of SFAS 142 on the Company’s net loss for the year ended December 31, 2001, as if SFAS had been adopted on January 1, 2001.

	2003	2002	2001
Net income (loss) – as reported	$53,673	$(7,043,512)	$(3,978,259)
Amortization of goodwill	—	—	368,465
Adjusted net income (loss)	$53,673	$(7,043,512)	$(3,609,794)

Net income (loss) per common share – as reported, primary and dilutive	$0.01	$(0.98)	$(0.57)
Amortization	—	—	0.05
Adjusted net income (loss) per common share, primary and dilutive	$0.01	$(0.98)	$(0.52)

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

The Company had goodwill with a carrying value of $1,971,427 relating to the purchase of Incisive, a dental laser business.  As the Company has decided not to continue in the dental laser market, the goodwill is considered impaired and was charged-off in the fourth quarter of 2003. This impairment expense is included as a separate line item in the Statement of Operations.

The Company has amortizable intangible assets as of December 31, 2003 and 2002 as follows:

	2003	2002
Patents, trademarks and other	$59,376	$118,751
Accumulated amortization	(48,995)	(90,904)

	$10,381	$27,847

Amortization expense related to finite lived intangibles was $4,360, $106,536 and $118,008 for the years ended December 31, 2003, 2002 and 2001, respectively.  The following table shows the estimated amortization expense in total for all finite lived intangible assets to be incurred over the next five years.

Year Ended December 31,
2004	$2,970
2005	2,970
2006	2,970
2007	1,471
2008	—
$10,381

Net Income (Loss) Per Share — The following table sets forth the computation for basic and diluted earnings per share:

	2003	2002	2001
Numerator:
Net income(loss)	$53,673	$(7,043,512)	$(3,978,259)

Numerator for basic and diluted earnings per share – income available to common stockholders after assumed conversions	$53,673	$(7,043,512)	$(3,978,259)

Denominator:
Denominator for basic earnings per share – weighted-averaged shares	7,532,924	7,180,978	6,923,347

Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Dilutive potential common shares	—	—	—
Denominator for diluted earnings per share – adjusted weighted-average shares after assumed conversions	7,532,924	7,180,978	6,923,347

Net income(loss) per share	$0.01	$(0.98)	$(0.57)
Net income(loss) per share assuming dilution	$0.01	$(0.98)	$(0.57)

Comprehensive Income (Loss) — The financial Accounting Standards Board’s Statement 130, Reporting Comprehensive Income requires foreign currency translation adjustments and unrealized income on available for sale securities to be included, along with net income (loss), in comprehensive income (loss).  For 2003, 2002, and 2001 the Company’s Comprehensive Income (Loss) was $1,521,779, $(6,940,384), and ($4,047,433), respectively.

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

Advertising — The Company expenses advertising costs as incurred.  Advertising expense approximated $22,500, $251,000, and $134,000 in 2003, 2002, and 2001, respectively.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  The determination of the Company’s valuation allowance for inventory is a significant estimate that could change materially over the next year should circumstances affecting the Company’s current sales volumes change.

Fair Value of Financial Instruments — The fair value of the Company’s cash, accounts receivable, note payable and accounts payable approximates their carrying value due to their short-term nature.  The fair value of the Company’s notes payable and preferred stock approximate fair value as their terms and yield approximate current market conditions.

New Accounting Standards and Disclosures - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.  The Company adopted the disclosure requirements of this Statement as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46,  “Consolidation of Variable Interest Entities” (“FIN 46”).  Under FIN 46, a variable interest entity (“VIE”) is defined as a corporation, trust, partnership or other entity where the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.  FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.  FIN 46 did not have a significant impact on our results of operations and financial position.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), was issued.  SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that these instruments be classified as liabilities in statements of financial position.  SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and for interim or annual periods beginning after June 15, 2003 for transactions entered into before June 1, 2003.  The adoption of SFAS 150 did not have a significant impact on our results of operations or financial position.

2.             SALE OF DENTAL LASER ASSETS

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

The Company recognized a gain of $3,909,936 on the sale of the dental laser assets.  This gain is comprised of the $5,518,075 aggregate purchase price less the following deductions associated with the sale: fixed assets $1,519, patents $13,106, inventory $899,410, $550,000 bonus due Roger Dartt and other expenses of $144,104 On March 3, 2004 the Company’s Biolase Shares were sold for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds to the Company were $5,335,125.

3.             AGREEMENTS WITH RELATED PARTIES

Roger Dartt —The Company entered into an employment agreement with Mr. Dartt effective as of June 1, 2002, naming him as the Company’s President and Chief Executive Officer for a term ending May 31, 2004.  The employment agreement provides for an annual base salary of $250,000, a cash bonus of up to 25% of salary for the year ending June 30, 2003 based on an incentive compensation program to be approved by the Board of Directors, the grant of options to purchase 250,000 shares of stock at a price of $.33 per share, and a performance based incentive similar to those currently employed in the industry by similarly situated executives, to be established by the Board of Directors.  The stock options vest at the rate of 31,250 every three months, subject to acceleration upon a change in control.   The employment agreement can be terminated for cause if Mr. Dartt fails to follow the reasonable instructions of the Board or Directors, commits acts that are felonious, dishonest, unethical or inconsistent with normal business standards, wrongfully discloses confidential information, competes with the Company in violation of the agreement or grossly neglects his duties.  If his employment is terminated without cause, Mr. Dartt will be entitled to nine months salary and immediate vesting of the number of stock options that would have vested through the nine-month period.  If the Company experiences a change in control and Mr. Dartt is unable to negotiate a satisfactory employment arrangement with the new controlling party, Mr. Dartt shall be entitled to a change of control payment of twelve months salary.  Mr. Dartt agreed not to compete with the Company during his employment and for one year after termination.    The Board awarded Mr. Dartt a bonus of 10% of gross consideration received in any sale of assets or merger of the Company.  The Company has accrued a $550,000 bonus for Mr. Dartt in consideration of the laser asset sale in May 2003.

Ben Gallant — On April 24, 2002 Ben Gallant resigned his positions with the Company as Chief Executive Officer and Chairman of Board. The Company granted Mr. Gallant a warrant to purchase 75,000 shares of its common stock at $.40 per share, expiring April 23, 2007 for remaining a guarantor of a loan until it is repaid or refinanced. The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; and volatility factors of the expected market price over the expected life of the warrant of three years. The calculated fair value of the warrant was $16,500, which was recorded as expense on the date of the grant.

Aimee Maroney — Aimee Maroney, the wife of William Maroney who is a director of the Company, is the holder of the Company’s $750,000 note due December 31, 2004 and related security instruments.  The Company issued Mrs. Maroney 100,000 shares of Series B Preferred Stock as consideration for her agreement to assume the note and amend its terms.

4.             LINE OF CREDIT AND OTHER NON-CURRENT LIABILITIES

On June 17, 2003, Value Bank assigned its interest in the Company’s $750,000 note and related security instruments to Aimee Maroney for $682,056, which was the outstanding principal balance under the note, and agreed to release Mrs. Maroney and the Company from all claims arising out of the note and security documents.  Subsequently, the Company negotiated the amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.  The preferred shares were valued based on recently subscribed price of $1.00 per share.  The charge is reflected as deferred financing cost and is being amortized as interest expense over the remaining term of the note.

The Company paid interest of approximately $137,000, $213,000, and $170,000 in 2003, 2002 and 2001, respectively.

5.             PREFERRED STOCK, STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

In 2002 the Company authorized up to 575,000 shares of Series B Preferred Stock at a per share price of $1 per share.  The holders of Series B Preferred Stock are entitled to (i) receive an annual cumulative dividend at the rate of 10%, payable prior to dividends on any shares of common stock, (ii) two and one-half times the number of votes to which a holder of the same number of common shares is entitled, (iii) receive two and one-half shares of common stock for each share of Series B Preferred Stock tendered for conversion after September 30, 2005, (iv) require the Company to redeem shares of Series B Preferred Stock at the original sale price, plus accrued cumulative dividends, upon prior notice beginning after September 30, 2005, or in the event of a merger, sale of a majority of the stock or sale of substantially all the assets of the Company, and (v) receive a liquidation preference equal to the original sale price plus accrued cumulative dividends, prior to the rights of holders of the Series A Preferred Stock and the common stock.   On September 30, 2007, all outstanding shares of Series B Preferred Stock are redeemable at the original sale price plus accrued cumulative dividends.

As of December 31, 2003, the Company has issued 400,000 shares of Series B Preferred Stock to persons who were officers, directors or accredited investors in a private placement.  No underwriter was used in the sale. The shares were offered by management to a limited number of informed investors in a transaction exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.  The purchase price was $1.00 per share.

The Company has authorized three stock option plans for employees, officers, directors, consultants and other key personnel.  As of December 31, 2003, the Nonqualified Stock Option Plan has options outstanding to acquire 158,178 shares; the Long-Term Incentive Plan has options outstanding to acquire 251,206 shares; and the Stock Option Plan for Employees has options outstanding to acquire 1,565 shares.

The Company issued a warrant to Bank One in 2002 for 721,510 shares of the Company’s common stock for 5 years at a price of $.11 per share, the market price on the date of the grant, as consideration for Bank One’s entering into a Forbearance Agreement. The fair value of the warrants issued to Bank One was estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions:  risk-free interest rate of 1.84%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the warrant of three years.  The calculated fair value of the warrant was $54,629, which is recorded as interest expense over the term of the forbearance period.

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2002, respectively: risk-free interest rate of 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .913 and .999 and a weighted-average expected life of the option of three to five years.  There were no employee stock options granted in 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	2003	2002	2001
Net income(loss), as reported	$53,673	$(7,043,512)	$(3,978,259)
Net income(loss) per share, primary and dilutive, as reported	$.01	$(.98)	$(.57)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$(66,272)	$(16,568)	$(16,672)

Pro forma net income(loss)	$(12,599)	$(7,060,080)	$(3,994,931)
Pro forma net income(loss) per share, primary and dilutive	$.00	$(.98)	$(.58)

Stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2000	696,891	$3.24
Exercisable at December 31, 2000	309,786	5.49

Options granted	76,560.61
Options exercised	—	—
Options canceled	(104,736)	4.64

Outstanding at December 31, 2001	668,715	2.12
Exercisable at December 31, 2001	215,112	3.93

Options granted	750,000.35
Options exercised	(500,000)	.36
Options canceled	(189,293)	2.81

Outstanding at December 31, 2002	729,422	1.28
Exercisable at December 31, 2002	467,915	2.25

Options granted	—	—
Options exercised	—	—
Options canceled	(5,193)	4.23

Outstanding at December 31, 2003	724,229	1.65
Exercisable at December 31, 2003	660,949	1.78

The weighted-average fair value of options granted during 2002 and 2001 was $.14, and $.43, respectively.  No options were granted in 2003.

A summary of options outstanding as of December 31, 2003 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$5.38 —9.50	118,237	118,237	$5.60	3.33
$2.00 —4.00	10,312	10,312	3.31	1.24
$0.60 —1.38	345,680	344,900	1.21	6.88
$0.33	250,000	187,500.33		8.50

Warrant activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2000	748,250	$5.21
Exercisable at December 31, 2000	748,250	5.21

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—

Outstanding at December 31, 2001	748,250	5.21
Exercisable at December 31, 2001	748,250	5.21
Warrants issued	—	.11
Warrants exercised	—	—
Warrants canceled	(50,000)	4.13

Outstanding at December 31, 2002	1,494,760	2.54
Exercisable at December 31, 2002	1,494,760	2.54

Warrants issued
Warrants exercised	721,510.11
Warrants canceled	600,000	5.50

Outstanding at December 31, 2003	173,250	2.44
Exercisable at December 31, 2003	173,250	2.44

There were no warrants granted in 2003.   Exercise prices for warrants outstanding as of December 31, 2003 ranged from $0.40 to $4.00.  The weighted-average remaining contractual life of those warrants is 4.88 years.

6.             INCOME TAXES

At December 31, 2003, the Company had approximately $25,000,000 of net operating loss carry forwards (“NOL’s”) for federal income tax purposes, which expire in various amounts in the years 2006 through 2023.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2003	2002
Allowance for doubtful accounts	$58,000	$89,000
Inventory valuation reserves	927,000	1,496,000
Compensation and employee benefits	200,000	28,000
Warranty reserve	34,000	39,000
NOL’s	8,551,000	6,806,000
Other	121,000	140,000
Deferred tax asset	9,891,000	8,598,000
Deferred tax liabilities	(50,000)	(68,000)
Net deferred tax asset	9,841,000	8,530,000
Valuation allowance	(9,841,000)	(8,530,000)
Net deferred tax asset	$—	$—

The Company’s income tax provision included the following:

	2003	2002	2001
Current expense (benefit)	$—	$(237,418)	$—
Deferred expense	—	—	—
	$—	$(237,418)	$—

The following is a reconciliation of the Company’s expected income tax expense (benefit) based on statutory rates to the actual expense (benefit):

	2003	2002	2001
Income taxes (benefit) at US statutory rate	$86,250	$(2,475,516)	$(1,353,000)
Non-deductible amortization and expenses	1,446,766	258,000	—
Deferred tax asset valuation allowance adjustment	1,310,780	1,579,000	1,302,000
Net operating losses	(2,843,796)	—	—
Other	—	401,098	51,000
	$—	$(237,418)	$—

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109.  The change in the valuation allowance during 2003 of $1,311,000 reflects the increase in NOLs during 2003.

The Company paid no federal income tax during 2001, 2002 or 2003.

The Company’s investment in its foreign subsidiary is considered to be permanently invested, and no provision for U.S. federal and state income taxes on these translation adjustments has been provided.

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

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, curing lights and intra oral cameras.  American Medical markets its dental products through independent distributors to general dental practitioners and certain other dental specialists.   Internationally, the Company has not maintained its own sales force and continues to sell its products through international distributor networks.  American Medical presently markets its industrial products through independent distributors. The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, represent royalty income in 2003; “Other” included industrial products and royalty income in 2002 and 2001.

The accounting policies of the business segments are consistent with those described in Note 1.

	2003	2002	2001
Revenues:
Domestic	$1,981,838	$7,075,806	$10,430,196
International	797,957	1,531,260	3,459,628
	$2,779,795	$8,607,066	$13,889,824

Reconciliation of revenues:
Total segment revenues	$2,779,795	$8,607,066	$13,889,824
Other	218,721	477,380	798,862
Total revenues	$2,998,516	$9,084,446	$14,688,686

Operational earnings (loss):
Domestic	$233,800	$(3,990,009)	$(733,584)
International	160,212	(125,258)	660,017
	$394,012	$(4,115,267)	$(73,567)

Reconciliation of operational earnings (loss) to loss from operations:
Total segment operational earnings (loss)	$394,012	$(4,115,267)	$(73,567)
Other operational earnings	218,721	302,562	493,946
Research and development expenses	(233,898)	(595,156)	(796,424)
Administrative expenses	(2,133,758)	(2,609,039)	(3,561,542)
Goodwill impairment	(1,971,427)	—	—
Accrued losses on vendor settlements	(207,222)	—	—
Loss from operations	$(3,933,572)	$(7,016,900)	$(3,937,587)

International revenues by country:
Japan	$125,514	$38,548	$1,260,492
Germany	397,012	538,339	831,472
Italy	67,268	290,848	909,520
Canada	75,603	436,118	183,937
Other	132,560	227,407	274,207
	$797,957	$1,531,260	$3,459,628

Long lived assets (excluding deferred Taxes):
Domestic	$1,388,404	$1,752,217	$4,834,723
International	1,142	1,782	15,888
	$1,389,546	$1,753,999	$4,850,611

Current assets
Domestic	$1,349,239	$3,8559,570	$8,144,021
International	131,100	489,857	1,207,797
	$1,480,339	$4.349.427	$9,345,818

8.             COMMITMENTS AND CONTINGENCIES

Rental expense for operating leases in 2003, 2002 and 2001 approximated $39,000, $223,000, and $497,000, respectively.

 In March 2004, the Company settled a claim for $200,000 made by certain former employees and related family matters against a portion of the proceeds from the Biolase transaction.  The amount of the settlement was included on the accompanying balance sheet.

The Company received a lawsuit from a vendor for breach of contract and other matters totaling $1.1 million.    The Company has reserved $109,000 as potential settlement of this claim. The Company is vigorously defending this lawsuit and has filed a $22 million counterclaim for breach of contract and delivery of defective goods.

As of December 31, 2003, the Company had received notices of vendor collection lawsuits totaling approximately $680,000. Since the sale of the Biolase shares in March 2004, the Company has settled several of these claims and reduced this amount by over $300,000.  The ultimate outcome of these negotiations is unknown, however, substantially all of these claims are recorded in accounts payable in the accompanying balance sheet.  In addition, the Company recorded an additional $98,000 for potential settlement of these claims.

The Company is currently in arbitration for breach of employment contract claims filed by two former employees totaling $250,000. The Company is vigorously defending both of these claims; however it is premature to judge the potential liability or outcome of these claims.

The Company’s management believes that the results of any of these claims or litigation singly or in the aggregate, will not have a material effect on the Company’s consolidated financial position or results of operations.

9.             SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31 2003	June 30 2003	September 30 2003	December 31 2003
Revenues	$1,024,612	$812,044	$585,648	$576,212
Gross profit	133,266	30,294	342,554	611,867	(1)
Net income (loss)	(567,053)	3,386,007	(20,951)	(2,744,330	)(2)
Net income (loss) per share assuming dilution	(0.08)	0.44	0.00	(0.35)

	March 31 2002	June 30 2002	September 30 2002	December 31 2002
Revenues	$3,054,971	$2,712,343	$2,043,057	$1,274,075
Gross profit	1,272,965	898,208	496,847	(1,608,710)
Net income (loss)	(788,746)	(2,601,634)	(857,674)	(2,795,458)
Net income (loss) per share assuming dilution	$(.11)	$(.35)	$(.12)	$(.40)

(1)   An adjustment was made to account for inventory returned to vendors as cost of sales that was previously accounted for as a cost of the sale of the laser assets.

(2)   $207,222 of accrued expenses for vendor settlements, and a $1.9 million write off of goodwill were recorded in the fourth quarter of 2003.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Controller, of the effectiveness and design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures are effective.  Subsequent to the evaluation and through the date of this filing of Form 10-K for the year ended December 31, 2003, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

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

	62	2002

GARY A. CHATHAM
Mr. Chatham currently serves as Marketing Director for Combex Westhem, LLC, a manufacturer of structural insulated panels located in Robstown, Texas, a position he has held since February 2003.  Mr. Chatham is also a principal in that firm.  His principal responsibilities include product development, domestic and international market development for projects incorporating the company’s products, and the development of a franchise program for expanding the company’s manufacturing presence into other countries.  He is also President of Gary Chatham and Associates, Inc., a project planning and management consulting firm he has operated since 1981.  Mr. Chatham was a director of Texas Airsonics Inc. from 1988 until its merger with the company in August 1996.

	59	1999

WAYNE A. JOHNSON, II
Mr. Johnson is currently executive vice president, general counsel and secretary for T-NETIX, Inc., a company engaged in providing specialized telephone call processing and other services to the corrections industry.  Mr. Johnson joined T-NETIX in December 2000 and served as vice-president, general counsel and secretary until November 2002, when he became executive vice-president, general counsel and secretary.  Prior to joining that company, Mr. Johnson was in the private practice of law.  During his career he has served as founder, officer, director and owner of various public and private businesses.

	55	1996

WILLIAM D. MARONEY Mr. Maroney is a private investor. From January 1987 to December 1996, Mr. Maroney had been in private law practice in New York City, New York. Prior thereto, Mr. Maroney was a senior tax counsel for ITT Corporation. Mr. Maroney previously served as a director of the Company from May 1990 to May 1993.	66	1997

CHARLES A. NICHOLS Mr. Nichols is a pharmacist at Southside Pharmacy, Inc. in Corpus Christi, Texas, where he has been the President since 1954. Mr. Nichols was one of the founders of Texas Airsonics, Inc. and served as a director from that company’s inception in 1982 until its acquisition by the Company in July 1996. He also served as treasurer for Texas Airsonics from 1989 to 1996.	79	1984

BERTRAND R. WILLIAMS, SR. Mr. Williams has been the chief executive officer of Global Focus Marketing and Distribution (“GFMD”) since February 1995. GFMD sells specialized clinical laboratory supplies and diagnostics, research and industrial equipment. Since 1981, he has also been chairman of the board and chief executive officer of Immuno Concepts, Inc., a manufacturer of immuno-diagnostic and virology products in Sacramento, California.	75	1990

The term of office of Messrs. Chatham, Maroney, Nichols and Williams has expired, but in the absence of a shareholders meeting, each has continued to serve until his successor is duly elected and qualified.  Mr. Johnson’s term expires in 2004, and Mr. Dartt’s term of office will expire in 2005.

Messrs. Chatham, Johnson, Maroney and Nichols serve on the Audit Committee of the Board.  Mr. Maroney is an independent, audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and written representations furnished to the Company, the Company’s officers, directors and ten percent owners timely filed all required reports for 2003 pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

Because of the demands on management and operating challenges experienced by the Company in 2003, the Company has not yet adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company intends to adopt a Code of Ethics in the near future, which it will file with the Commission, post on its website and make available to any person without charge.

ITEM 11.       EXECUTIVE COMPENSATION

Summary

The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries during 2003, 2002 and 2001 to or on behalf of the Company’s Chief Executive Officer and two additional individuals who served as the Company’s chief executive officer and earned in excess of $100,000 in salary and bonus in prior years (the “Named Officers”).

Summary Compensation Table

				Long Term Compensation Awards
Name and Principal Position	Year			Securities Underlying Option/SARs (#)	All Other Compensation ($)(a)

		Annual Compensation
		Salary($)	Bonus($)
Roger W. Dartt(b) Chief Executive Officer and President	2003	250,000	550,000		7,200
	2002	145,834		250,000

Ben J. Gallant(b) Chief Executive Officer and President	2002	107,371			4,731
	2001	250,000	15,000		10,629

John E. Vickers III(b)	2002	144,599			500
Chief Operating Officer	2001	175,000	10,000		500

(a)           Includes medical insurance reimbursement for Mr. Dartt, life insurance premiums and $3,000 automobile allowance for Mr. Gallant, and a matching contribution under the 401(k) Plan for Mr. Vickers.

(b)           Mr. Dartt’s employment began effective June 1, 2002, Mr. Gallant’s employment terminated effective April 24, 2002 and Mr. Vickers’ employment terminated effective October 8, 2002.

Option Holdings

The following table provides information with respect to the unexercised options held as of the end of 2003 by the Named Officers.  The Named Officers did not exercise any options during 2003

Aggregated Option/SAR Exercises In
Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Number of Unexercised Options/SARs at Fiscal Year End (#)		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Roger W. Dartt	187,500	62,500	$97,500	$32,500

Employment Agreements

The Company entered into an employment agreement with Mr. Dartt effective as of June 1, 2002, naming him as the Company’s President and Chief Executive Officer for a term ending May 31, 2004.  The employment agreement provides for an annual base salary of $250,000, a cash bonus of up to 25% of salary for the year ending June 30, 2003 based on an incentive compensation program to be approved by the Board of Directors, the grant of options to purchase 250,000 shares of stock at a price of $.33 per share, and a performance based incentive similar to those currently employed in the industry by similarly situated executives, to be established by the Board of Directors.  The stock options vest at the rate of 31,250 every three months, subject to acceleration upon a change in control.  The employment agreement can be terminated for cause if Mr. Dartt fails to follow the reasonable instructions of the Board or Directors, commits acts that are felonious, dishonest, unethical or inconsistent with normal business standards, wrongfully discloses confidential information, competes with the Company in violation of the agreement or grossly neglects his duties.  If his employment is terminated without cause, Mr. Dartt will be entitled to nine months salary and immediate vesting of the number of stock options that would have vested through the nine-month period.  If the Company experiences a change in control and Mr. Dartt is unable to negotiate a satisfactory employment arrangement with the new controlling party, Mr. Dartt shall be entitled to a change of control payment of twelve months salary.  Mr. Dartt agreed not to compete with the Company during his employment and for one year after termination.  The Board awarded Mr. Dartt a bonus of 10% of the gross consideration received in any sale of assets or merger of the Company.  The Company has accrued a $550,000 bonus for Mr. Dartt in consideration of the sale of the Dental Laser Assets to Biolase in May 2003.

Compensation of Directors

Directors who are not officers or employees of the Company are entitled to a fee of $1,000 for each Board meeting attended and are reimbursed for expenses incurred in connection with their attendance at meetings; however no directors’ fees were paid in 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Common and Preferred Stock as of March 26, 2004, by each current director, each of the Named Officers, all current directors and executive officers as a group, and each person who is known by the Company to own beneficially 5% or more of the Company’s outstanding shares of Common Stock. For purposes of calculating the percentage of Common Stock beneficially owned by any person in the table, the shares issuable to such person under stock options or warrants exercisable currently or within 60 days are considered outstanding and are added to the shares of Common Stock actually outstanding.  As described in Note 5 to the Consolidated Financial Statement, holders of Series B Preferred Stock have voting rights equal to two and a half times the vote of holders of common shares.

Name and Address	Number of Common Shares (1)		Percent of Class		Number of Series B Preferred Shares		Percent of Class	Percentage Of Aggregate Votes
William D. Myers 29877 Telegraph Road Southfield, MI 48034	1,082,586	(2)	13.6					12.1
Ben J. Gallant P.O. Box 238 Douglas, TX 75943	1,001,971		12.4					11.0
Robert Hayman 8550 Higuera Street Culver City, CA 90232	823,961		10.4					9.2
Irene M. Myers 29877 Telegraph Road Southfield, MI 48034	549,072	(2)	6.9					6.1
Michael F. Radner 16500 North Park Dr., # 1507 Southfield, MI 48075	532,601		6.7					5.9
BankOne, N.A. 1 Bank One Plaza Chicago, IL 60670	516,958		6.5					5.7
Charles A. Nichols(3) 5655 Bear Lane Corpus Christi, TX 78405	502,178		6.3		100,000		25	8.4
William D. Maroney(4) 5655 Bear Lane Corpus Christi, Texas 78405	411,921		5.2		200,000		50	10.2
Wayne A. Johnson, II	316,313	(5)	4.0					3.5
Roger W. Dartt	232,950		2.9					2.5
John E. Vickers III	150,000		1.9					1.6
Bertrand R. Williams, Sr.	9,315			*	100,000	(6)	25	2.9
Gary Chatham	8,255			*					*
All current executive officers and directors as a group (6 persons)	1,480,932		18.1		400,000		100	27.1

* Less than one percent.

(1)       The column sets forth shares of Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the SEC, including shares of Common Stock that may be acquired upon the exercise of stock options or warrants that are presently exercisable or become exercisable within 60 days, as follows: Mr. Gallant – 141,000; Mr. Nichols – 1,716; Mr. Maroney – 1,404; Mr. Johnson, II – 1,716; Mr. Vickers – 150,000; Mr. Dartt – 218,750; Mr. Williams, Sr. – 1,794 shares; Mr. Chatham - 780 shares; and all current executive officers and directors as a group –  226,160 shares.  Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the following footnotes.

(2)       The number of shares is based on information contained in an amended Schedule 13D, dated April 23, 2000, filed with the Securities and Exchange Commission by Dr. William D. Myers and his wife, Irene Myers.  Includes 533,514 shares owned by Dr. Myers, 399,072 shares owned jointly by Dr. and Mrs. Myers and 150,000 shares owned individually by Mrs. Myers.  Mr. Myers shares voting and dispositive power with respect to the latter two groups of shares.

(3)       Includes 2,000 shares of Common Stock owned by Mr. Nichols’ wife, and 100,000 shares of Preferred Stock owned jointly with Mrs. Nichols, as to both of which Mr. Nichols shares voting and dispositive power.

(4)       Includes 308,666 shares of Common Stock and 200,000 shares of Preferred Stock owned by Mr. Maroney’s wife, and 7,692 shares owned jointly by Mr. and Mrs. Maroney, as to which Mr. Maroney shares voting and dispositive power.

(5)       Includes 100,423 shares of Common Stock owned by family trusts for which Mr. Johnson is the trustee.

(6)       These shares are owned by a family trust for which Mr. Williams is the trustee.

Equity Compensation Plans

The following table reflects the information described as of December 31, 2003 with respect to compensation plans under which the Company’s stock is authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of Shares available for future issuance under equity compen- sation plans
Equity compensation plans approved by security holders	474,229	$2.34	161,086
Equity compensation plans not approved by security holders	250,000.33
Total	724,229	1.78	161,086

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 17, 2003, the Company’s principal creditor, Value Bank, assigned its interest in the Company’s $750,000 note and related security instruments to Aimee Maroney for $682,056, which was the outstanding principal balance under the note, and agreed to release Mrs. Maroney and the Company from all claims arising out of the note and security documents.  Subsequently, the Company negotiated the amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on

December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  The preferred shares were valued based on recently subscribed price of $1.00 per share.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The Company incurred aggregate professional fees to its current auditors, Hein & Associates LLP (“Hein”), in the amount of $70,000 for the 2003 audit and $68,000 for the 2002 audit, and to its previous auditors, Ernst & Young, LLP  (“EY”), in the amount of  $14,000 for 2002.

Audit-Related Fees. The Company incurred no additional fees to Hein during 2003 and no additional fees to EY, during 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements,

Tax Fees.  The Company incurred $6,760 in fees to Hein during 2003 and $27,250 in fees to EY during 2002 for tax compliance, tax advice and tax planning, composed principally of tax preparation services.

All Other Fees.  For each of the last two fiscal years, the Company incurred no additional fees for products and services provided by Hein or EY other than those reported above.

The Audit Committee considered whether the provision of these services was compatible with maintaining the independence of Hein and EY as the Company’s principal independent accounting firms.    All of the non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 2003.

SCHEDULE II – VALUATION AND
QUALIFYING ACCOUNTS

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES		DEDUCTIONS DESCRIBED		BALANCE AT END OF PERIOD
Year Ended December 31, 2001
Valuation allowance for accounts receivable	$230,000	$—		$54,000	(3)	$176,000
Valuation allowance for inventories	1,685,000	588,000	(2)	—		2,273,000
Valuation allowance for deferred taxes	5,649,000	1,302,000	(4)	—		6,951,000

Year Ended December 31, 2002
Valuation allowance for accounts receivable	176,000	85,000	(1)	—		261,000
Valuation allowance for inventories	2,273,000	1,970,000	(2)	—		4,243,000
Valuation allowance for deferred taxes	6,951,000	1,579,000	(5)	—		8,530,000

Year Ended December 31, 2003
Valuation allowance for accounts receivable	261,000	111,000		201,000	(3)	171,000
Valuation allowance for inventories	4,243,000			1,632,000	(5)	2,611,000
Valuation allowance for deferred taxes	8,530,000	1,311,000				9,841,000

(1)        Increase in accounts receivable valuation allowance.

(2)        Increase in inventory valuation allowance.

(3)        Reduction in accounts receivable allowance due to collection and write off of reserved accounts.

(4)        Increase in deferred tax valuation allowance.

(5)        Reduction in inventory allowance due to sale of laser assets and use of product previously included in the allowance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 14th day of April, 2004.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ Roger W. Dartt
Roger W. Dartt, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on same as date above, 2004.

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

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated as of May 12, 2003 between Biolase Technology, Inc. and the Company (Form 10-Q for quarter ended March 31, 2003)

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002)

3.4	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002)

3.5	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Line of Credit Agreement between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.2	Revolving Business Credit Note (LIBOR — Based Interest Rate between Bank One and American Medical Technologies, Inc. effective September 21, 2000 (Form 10-Q for quarter ended September 30, 2000)

4.3	Stock Purchase Warrant dated October 30, 2003 for 721,510 shares issued to BankOne, N.A. (Form 10-K for year ended December 31, 2002)

4.4	Fourth Amended and Restated Forbearance Agreement between Bank One and American Medical Technologies, Inc., effective February 1, 2003 (Form 10-K for year ended December 31, 2002)

4.5	Amendment Agreement with Aimee Maroney effective as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.6	Agreement to Assign Lien and Release Claims with Aimee Maroney and Value Bank Texas dated as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.7	Non-Transferable Common Stock Purchase Warrant issued to Ben J. Gallant, dated April 29, 2002. (Form 10-Q/A for the quarter ended March 31, 2002)

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.5**	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.6	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.7	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.8**	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.9	Patent licensing agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.10 *	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

21	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

23.1	Consent of Hein & Associates LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Roger W. Dartt, President & Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barbara Woody, Controller and principal accounting officer, as required pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Roger W. Dartt, President and Chief Executive Officer, and Barbara Woody, Controller and principal accounting officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *Identifies current management contracts or compensatory plans or arrangements.

**Portions of this agreement were filed separately with the Commission pursuant to Rule 24b-2 of the Securities Act of 1934 governing requests for confidential treatment of information.