Form 10QSB
period 2004-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2004-05-17
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	38-2905258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5655 Bear Lane, Corpus Christi, Texas 78405

(Address of principal executive offices)

(361) 289-1145

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  7,939,306 common shares outstanding as of May 14, 2004.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

March 31 2004
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,366,933
Investments	2,897,177
Accounts receivable, less allowance of $188,374	66,646
Inventories	897,247
Prepaid expenses and other current assets	212,451
Total current assets	5,440,454

DEFERRED FINANCING COST	50,000

PROPERTY AND EQUIPMENT, net	1,371,115
INTANGIBLE ASSETS, net	9,639
1,380,754

Total assets	$6,871,208

See accompanying notes to financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

March 31 2004
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,084,380
Compensation and employee benefits	595,672
Accrued restructuring costs	334,571
Other accrued liabilities	682,945
Total current liabilities	2,697,568

NOTE PAYABLE TO RELATED PARTY	682,056

SERIES B PREFERRED STOCK, $0.01 par value, mandatorily redeemable, authorized 575,000 shares, 400,000 shares outstanding	400,000
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding 7,939,306 shares	317,572
Additional paid-in capital	42,636,148
Accumulated deficit	(39,453,544)
Net unrealized loss on available for sale securities	(4,622)
Foreign currency translation	(403,970)
Total stockholders’ equity	3,091,584
Total liabilities and stockholders’ equity	$6,871,208

See accompanying notes to financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2004	2003

Revenues	$397,781	$876,895
Royalties	966	147,717
	398,747	1,024,612

Cost of sales	202,736	891,346
Gross profit	196,011	133,266

Selling, general and administrative	785,375	658,408
Research and development	42,183	77,235
Loss from operations	(631,547)	(602,377)

Other income (expense):
Gain on sale of securities–	1,642,050	—
Other income	108,078	87,268
Interest income	1,091	—
Interest expense	(32,354)	(51,894)

Loss before income taxes	1,087,318	567,003

Income tax expense	—	50

Net income (loss)	1,087,318	(567,003)

Preferred dividends	(47,671)	—

Net income(loss) available to common stockholders	$1,039,647	$(567,053)

Net income(loss) per share available to common stockholders	$0.13	$(0.08)

Net income(loss) available to common stockholders per share assuming dilution	$0.12	$(0.08)

See accompanying notes to financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2004	2003

OPERATING ACTIVITIES:
Net income(loss)	$1,087,318	$(567,053)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,235	75,500
Amortization	742	1,635
Provision for doubtful accounts	17,691	—
Provision for slow-moving inventory	24,799	—
Gain on sale of securities	(1,642,050)	98,697
Amortization of deferred financing charges	16,667	—

Changes in operating assets and liabilities:
Accounts receivable	126,105	(46,411)
Inventories	(7,109)	510,465
Prepaid expenses and other current assets	(75,070)	42,895
Accounts payable	(807,835)	(245,044)
Compensation and employee benefits	(4,868)	1,963
Other accrued liabilities	(14,824)	(29,604)
Other non-current liabilities	—	(4,104)
Accrued restructuring costs	(21,260)	(13,105)
Net cash used in operating activities	(1,271,459)	(174,166)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,804)	—
Proceeds on sale of securities	5,335,125	—
Investments in government securities	(2,901,799)	—
Net cash provided by investing activities	2,423,522	—

Increase(decrease) in cash	1,152,063	(174,166)
Effect of exchange rates on cash	(2,711)	(1,715)
Increase(decrease) in cash	1,149,352	(175,881)

Cash at beginning of period	217,581	566,436

Cash at end of period	$1,366,933	$390,555

See accompanying notes to financial statements.

American Medical Technologies, Inc.

Notes to Interim Condensed Consolidated Financial Statements

1.               Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the “Company” or “American Medical”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for other quarters of 2004 or for the year ended December 31, 2004.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Investments

In March, 2004, the Company sold 307,500 shares of stock in Biolase Technology, Inc. (the “Biolase Shares”) received in the sale of the Company’s dental laser assets in May 2003, for gross proceeds of $18.50 per share, or a total of $5,699,750.  The net proceeds of the sale were $5,335,125.  The Company invested a total of $3 million in U.S. Treasury backed securities, of which $1 million was used to invest in notes with staggered maturities, and the remaining $2 million was invested in a managed account.

Unrealized holding gains and losses on the notes, which are classified as available-for-sale securities, arising during the period, net of related tax effect, are excluded from net earnings and are included in other comprehensive income.  Unrealized holding gains and losses on the managed investments, which are classified as trading, arising during the period, are included in net earnings.  The amounts not used to purchase securities, remain in a money market account and are recorded as cash in the accompanying balance sheet.  The remaining funds received are being used by the Company to pay existing debt and liabilities.

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

Inventories

Inventories consist of the following:

March 31, 2004
Finished goods	$116,590
Raw materials, parts and supplies	780,657

Total inventory net of reserve	$897,247

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  If sales are significantly different than prior year’s sales for the unit or part, the reserve could be materially impacted.  Changes to the reserves are included in costs of goods sold and have a direct impact on the Company’s financial position and results of operations.  The reserve is calculated differently for finished units than it is for parts.  For parts, the policy assumes that three years of projected parts usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance.  All parts or units with less than twelve months of sales or usage history were excluded from the calculation.

The Company recorded a $24,799 increase to the reserve for the three-month period ended March 31, 2004.  The Company’s reserve for slow moving inventory was $2,635,944 as of March 31, 2004. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at March 31, 2004.

Related Party Transactions

On February 22, 2004, to provide cash for operations until the Biolase shares could be sold, five members of the Board of Directors made a loan to the Company in the amount of $20,000 each on a short-term note.  The note called for interest to be accrued and payable at a rate of 10% per annum.  The notes and all accrued interest were paid in full in March 2004.

Net Income Per Share - The following table sets forth the computation for basic and diluted income (loss) per share:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income/(loss) available to common stockholders	$1,039,647	$(567,053)

Numerator for diluted net income (loss) per share	1,087,318	(567,053)

Denominator for basic net income (loss) per share - weighted average shares	7,939,306	7,362,348
Effect of dilutive securities:
Options	108,972	—
Warrants	29,378	—
Series B Preferred	1,000,000
Dilutive potential common shares	1,138,350
Denominator for diluted earnings per share-adjusted weighted-average shares after assumed conversions	9,077,656	7,362,348

Net income (loss) per share available to common stockholders	$0.13	$(0.08)
Net income (loss) per share available to common stockholders assuming dilution	$0.12	$(0.08)

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

Pro forma information regarding net income and earnings per share is required by Statement 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003, respectively: risk-free interest rate of 6.5%, 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .771, .913 and .999 and a weighted-average expected life of the option of three to five years.  No options were granted in 2003 or 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	March 2004	March 2003
Net income(loss) available to common stockholders as reported	$1,039,647	$(567,053)

Net income(loss) per share, basic, as reported	$0.13	$(0.08)
Net income(loss) per share, assuming dilution, as reported	$0.12	$(0.08)

Stock based employee compensation, net of tax effects, included in net income(loss), as reported	—	—

Stock based compensation, net of tax effects, under the fair value method	(74,556)	(8,284)

Pro forma net income(loss) available to common stockholders	$965,091	$(575,337)

Pro forma net income(loss) available to common stockholders per share, basic	$0.12	$(0.08)
Pro forma net income(loss) available to common stockholders per share, assuming dilution	$0.11	$(0.08)

3.                         Segment Reporting

The Company develops, manufactures, markets and sells its high technology dental products such as air abrasive equipment, curing lights and intra oral cameras.  American Medical markets its dental products through independent distributors to general dental practitioners and certain other dental specialists.  Internationally, the Company has not maintained its own sales force and continues to sell its products through independent distributors.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, represent royalty income.

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended March 31
	2004	2003
Revenues:
Domestic	$310,813	$641,493
International	86,968	235,402
	$397,781	$876,895
Reconciliation of revenues:
Total segment revenues	$397,781	$876,895
Other	966	147,717
Total revenues	$398,747	$1,024,612

Operational earnings (loss):
Domestic	$89,027	$(253,567)
International	28,996	25,338
	$118,023	$(228,229)
Reconciliation of operational earnings to earnings from operations:
Total segment operational earnings(losses)	$118,023	$(228,229)
Other operational earnings	966	147,717
Research & development expenses	(42,183)	(77,235)
Administrative expenses	(708,353)	(444,630)
Loss from operations	$(631,547)	$(602,377)

International revenues by country:
Japan	$18,646	$29,980
Germany	26,272	93,603
Italy	—	43,797
Canada	19,578	22,716
Other	22,472	45,306
	$86,968	$235,402

March 31, 2004
Long-lived assets:
Domestic	$1,371,115
International	1,118
$1,372,233

4.                         Comprehensive Loss

Total comprehensive income, net of the related estimated tax, was $1,022,341 for the three months ended March 31, 2004.  The components of other comprehensive loss are net unrealized loss on available for sale securities and foreign currency translation.

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

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(140,905)	(67,521)	(53,814)	(73,084)	(335,324)
Balance at December 31, 2003	$245,291	$72,837	$16,443	$—	$334,571

6.               Litigation

In March 2004, the Company settled a claim for $200,000 made by certain former employees and related family members against a portion of the proceeds from the Biolase transaction.  The amount of the settlement was included in the accompanying balance sheet.

As of March 31, 2004, the Company has settled approximately $300,000 of the $680,000 vendor collection lawsuits outstanding as of December 31, 2003.  The Company is working towards settlement of the remaining claims.  The ultimate outcome of these negotiations is unknown, however, substantially all of these claims are recorded in accounts payable in the accompanying balance sheet.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2003 Annual Report on Form 10-K. There have been no material changes to that information during the first three months of 2004, except for the policy described in Note 1 for available for sale securities.

Results of Operations

The Company had revenues of $398,747 for the three-month period ended March 31, 2004 compared to $1,024,612 for the same period in 2003, a decrease of 61%. For the three-month period, domestic revenues declined 51%, while international revenues declined 63% over the same period.  The decrease in revenues is partially attributable to the absence of revenues from the sale of laser assets in the second quarter of 2003 and, to a lesser extent, to the continued decline in unit sales of remaining product lines.  Because of the lengthy, unanticipated delay in the sale of the Company’s Biolase Shares, during most of 2003 and the first quarter of 2004, the Company had very little operating cash to support a sales and marketing effort.  The Company made repeated significant efforts to arrange temporary debt financing using the Biolase Shares as collateral; however, due to the Company’s weakened financial condition, market conditions regarding Biolase stock and other factors, the Company was unable to obtain any loan using the Biolase Shares, or otherwise raise additional capital.  Therefore, the Company reduced personnel and operating expenditures to the level that allowed the Company to operate on its own cash flow until the sale of the Biolase Shares on March 4, 2004.  This lack of cash resulted in the Company’s inability to attend trade shows and buy key parts for the Company’s remaining product lines.

Gross profit as a percentage of revenues was 49% for the three-month period ended March 31, 2004, compared to 15% for the same period in 2003.  The improvement in gross profit is due to a reduction in inventory reserve and resulting reduction in cost of goods.

Selling, general and administrative expenses were $785,375, for the three-month period ended March 31, 2004 compared to $658,408 for the same period in 2003, constituting an increase of 19%.  The increase is due to an increase of legal expenses which totaled $306,000.

Research and development expenses were $42,183 for the three-month period ended March 31, 2004 compared to $77,235 for the same period in 2003, a decrease of 45%.

For the three-month period ended March 31, 2004, net income was $1,087,318 compared to a net loss of ($567,053) for the same period in 2003.  Of the $1,087,318 in net income in 2004, $1,642,050 was other income arising from the sale of the Biolase Shares.  The Company experienced a loss from operations of ($631,547) for the three months ended March 31, 2004, compared to a loss from operations of ($602,377) in the same period of 2003.  There was a substantial increase in legal and other professional fees for the current period.

Liquidity and Capital Resources

The Company’s operating activities used $1,271,461 in cash resources during the three-month period ended March 31, 2004. Cash used by operating activities during this period was largely for payment of existing accounts payable.

In June 2003, Value Bank assigned its interest in the Company’s $750,000 note and related security instruments to Aimee Maroney for $682,056, which was the outstanding principal balance under the note, and agreed to release Mrs. Maroney and the Company from all claims arising out of the note and security documents.  Subsequently, the Company negotiated the amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.  The preferred shares were valued based on the recently subscribed price of $1.00 per share, which was the most recent price at which preferred shares had been purchased.  The value of the preferred shares issued to Mrs. Maroney has been reflected as a deferred financing cost and will be amortized as interest expense over the remaining term of the note.

The Company’s Biolase Shares were sold in March of 2004 for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds of the Company were $5,335.125.  The Company has invested $3 million in U.S. Treasury backed securities.

 The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase of its marketing efforts and the expansion of its dental product line with products that will appeal to a larger segment of the dental market or entering new markets which may or may not be related to its historical business.  The Company’s current cash position has allowed management to pursue several alternatives for expansion, including expanding historical businesses with increased sales and marketing efforts, strategic acquisitions of businesses or product lines, and other potential business opportunities.  While management has invested substantial time and effort into exploring these alternatives, no definitive agreements have been reached or plan implemented to pursue any specific alternative.  If the Company is successful in acquiring new businesses or product lines, the success of those acquisitions could be negatively impacted by the Company’s inability to integrate the new businesses into its current operations, to manufacture and market the product lines acquired and to retain qualified personnel required to staff those increased operations.  As such, there can be no assurance that the Company will be successful in generating a positive operational cash flow.

ITEM 3.          Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II.  OTHER INFORMATION

ITEM 1.          Legal Proceedings.

As of March 31, 2004, the Company has settled approximately $300,000 of the $680,000 vendor collection lawsuits outstanding as of December 31, 2003.  The Company is working towards settlement of the remaining claims.  The ultimate outcome of these negotiations is unknown.

ITEM 6.          Exhibits and Reports on Form 8-K:

(a)           Exhibits.

3.1	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3		Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4		Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1		Amendment Agreement between American Medical Technologies, Inc. and Aimee Maroney effective as of June 17, 2003. (Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

31.1		Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2		Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32		Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by Rule 13(a)-14(b) and Section 1350.

*                 Identifies current management contracts or compensatory plans or arrangements.

(b)           During the quarter ended March 31, 2004, the Company filed one report on Form 8-K on March 15, 2004, reporting the disposition of the Biolase Shares.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: May 14, 2004	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: May 14, 2004	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer