Form 10QSB
period 2004-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2004-08-16
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  7,939,306 common shares outstanding as of August 16, 2004.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

June 30 2004
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$13,997
Investments	2,819,440
Accounts receivable, less allowance of $174,619	176,242
Inventories	988,318
Prepaid expenses and other current assets	217,382
Total current assets	4,215,379

DEFERRED FINANCING COST	33,333

PROPERTY AND EQUIPMENT, net	1,355,979
INTANGIBLE ASSETS, net	8,896
1,364,875

Total assets	$5,613,587

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

June 30 2004
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$614,955
Compensation and employee benefits	44,191
Accrued restructuring costs	325,789
Other accrued liabilities	524,916
Margin loan on investment account	300,000
Total current liabilities	1,809,851

NOTE PAYABLE TO RELATED PARTY	682,056

SERIES B PREFERRED STOCK, $0.01 par value, mandatorily redeemable, authorized 575,000 shares, 400,000 shares outstanding	400,000
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding 7,939,306 shares	317,572
Additional paid-in capital	42,636,148
Accumulated deficit	(39,800,559)
Foreign currency translation	(431,481)
Total stockholders’ equity	2,721,680
Total liabilities and stockholders’ equity	$5,613,587

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Revenues	$586,599	$787,448	$984,380	$1,664,342
Royalties	965	24,596	1,931	172,313
	587,564	812,044	986,311	1,836,655

Cost of sales	250,484	781,750	453,220	1,673,096
Gross profit	337,080	30,294	533,091	163,559

Selling, general and administrative	627,456	688,534	1,412,831	1,346,942
Disposal of fixed assets	—	172,013	—	172,013
Research and development	46,368	36,621	88,550	113,856
Restructuring costs	—	(5,723)	—	(5,723)
Loss from operations	(336,744)	(861,151)	(968,290)	(1,463,529)

Other income (expenses)
Gain on sale of dental laser assets	—	4,209,199		4,209,199
Gain(loss) on investments	(65,679)	—	1,576,371	—
Other income	52,769	69,845	160,847	157,113
Interest expense	(25,443)	(30,909)	(57,797)	(82,803)
Interest income	28,082	—	29,172	—
Income(loss) before income taxes	(347,015)	3,386,984	740,303	2,819,980

Income tax expense	—	977	—	977

Net income(loss)	(347,015)	3,386,007	740,303	2,819,003

Preferred dividends	—	—	(47,671)	—

Net income(loss) available to common shareholders	$(347,015)	$3,386,007	$692,632	$2,819,003

Net income(loss) per share available to common shareholders	$(0.04)	$0.46	$0.09	$0.38

Net income(loss) available to common shareholders per share dilutive	$(0.04)	$0.44	$0.08	$0.36

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2004	2003

OPERATING ACTIVITIES:
Net income(loss)	$740,303	$2,819,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	54,112	141,874
Amortization	1,485	2,725
Provision for doubtful accounts	3,937	93,815
Provision for slow-moving inventory	(99,622)	385,860
Gain on sale of dental laser assets	—	(4,209,199)
Loss on disposal of assets	—	172,013
Gain(loss) on investments	(1,576,371)
Amortization of deferred financing charges	33,334

Changes in operating assets and liabilities:
Accounts receivable	30,263	101.907
Inventories	26,240	1,008,073
Prepaid expenses and other current assets	(80,001)	101,323
Accounts payable	(1,277,261)	(827,277)
Compensation and employee benefits	(556,349)	(15,086)
Other accrued liabilities	(125,181)	(111,125)
Other non-current liabilities	—	(4,104)
Accrued restructuring costs	(30,042)	(35,513)
Net cash used in operating activities	(2,855,153)	(375,711)

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,545)	—
Proceeds on investments	5,351,805	—
Investments in government securities	(2,901,799)	—
Proceeds from sale of assets	—	1,825,000
Net cash provided by investing activities	2,429,461	1,825,000

FINANCING ACTIVITIES
Series B Preferred dividends	(47,671)
Margin loan on investments	300,000
Net payments on notes payable	—	(1,644,211)
Net cash used in investing activities	252,329	(1,644,211)

Increase(decrease) in cash	(173,363)	(194,922)
Effect of exchange rates on cash	(30,221)	38,473
Increase(decrease) in cash	(203,584)	(156,449)

Cash at beginning of period	217,581	566,436

Cash at end of period	$13,997	$409,987

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Notes to Interim Condensed Consolidated Financial Statements

1.               Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the “Company” or “American Medical”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for other quarters of 2004 or for the year ended December 31, 2004.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Investments

In March, 2004, the Company sold 307,500 shares of stock in Biolase Technology, Inc. (the “Biolase Shares”) received in the sale of the Company’s dental laser assets in May 2003, for gross proceeds of $18.50 per share, or a total of $5,699,750.  The net proceeds of the sale were $5,335,125.  The Company invested a total of $3 million in U.S. Treasury backed securities, of which $1 million was used to invest in notes with staggered maturities, and the remaining $2 million was invested in a managed account. As of June 30, 2004 the Company’s investments consist solely of the notes.

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

Inventories

Inventories consist of the following at June 30, 2004:

Finished goods	$206,454
Raw materials, parts and supplies	781,864

Total inventory net of reserve	$988,318

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

The Company recorded a $99,622 decrease to the reserve for the six-month period ended June 30, 2004.  The Company’s reserve for slow moving inventory was $2,511,523 as of June 30, 2004. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at June 30, 2004.

Related Party Transactions

On February 22, 2004, to provide cash for operations until the Biolase shares could be sold, five members of the Board of Directors made a loan to the Company in the amount of $20,000 each on a short-term note.  The note called for interest to be accrued and payable at a rate of 10% per annum.  The notes and all accrued interest were paid in full in March 2004.

Net Income(Loss) Per Share - The following table sets forth the computation for basic and diluted income (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net income/(loss) available to common stockholders	$(347,015)	$3,386,007	$692,632	$2,819,003

Numerator for basic net income(loss) per share	(347,015)	3,386,007	692,632	2,819,003

Numerator for dilutive net income (loss) per share	(347,015)	3,386,007	740,303	2,819,003

Denominator for basic net income (loss) per share - weighted average shares	7,939,306	7,402,568	7,939,306	7,382,569
Effect of dilutive securities:
Options	—	—	121,332	—
Warrants	—	347,240	28,212	402,875
Series B Preferred	—	—	1,000,000	—
Dilutive potential common shares	—	347,240	1,149,544	402,875

Denominator potential common shares Denominator for diluted earnings per share-adjusted weighted-average shares after assumed conversions	7,939,306	7,749,807	9,088,850	7,785,444
Basic net income (loss) per share available to common shareholders	$(0.04)	$0.46	$0.09	$0.38
Basic net income (loss) per share available to common shareholders assuming dilution	$(0.04)	$0.44	$0.08	$0.36
Dilutive net income (loss) per share available to common shareholders	$(0.04)	$0.46	$0.09	$0.36
Dilutive net income (loss) per share available to common shareholders assuming dilution	$(0.04)	$0.46	$.08	$0.36

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

Pro forma information regarding net income and earnings per share is required by Statement 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for  2002: risk-free interest rate of 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .999 and a weighted-average expected life of the option of three years.  No options were granted in 2003 or 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	June 2004	June 2003
Net income available to common stockholders as reported	$692,632	$2,819,003

Net income per share, basic, as reported	$0.09	$0.38
Net income per share, assuming dilution, as reported	$0.08	$0.36

Stock based employee compensation, net of tax effects, included in net income, as reported	—	—

Stock based compensation, net of tax effects, under the fair value method	(74,556)	(16,568)

Pro forma net income available to common stockholders	$618,076	$2,802,435

Pro forma net income available to common stockholders per share, basic	$0.09	$0.38
Pro forma net income available to common stockholders per share, assuming dilution	$0.07	$0.36

3.                         Segment Reporting

The Company develops, manufactures, markets and sells its high technology dental products such as curing lights and intra oral cameras and air abrasive equipment.  American Medical markets its dental products through independent distributors to general dental practitioners and certain other dental specialists.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, represent royalty income.

The accounting policies of the business segments are consistent with those used in prior years.

	Six Months Ended June 30
	2004	2003
Revenues:
Domestic	$805,211	$1,120,814
International	179,169	543,528
	$984,380	$1,664,342
Reconciliation of revenues:
Total segment revenues	$984,380	$1,664,342
Other	1,931	172,313
Total revenues	$986,311	$1,836,655

Operational earnings (loss):
Domestic	$270,740	$(429.638)
International	70,317	90.605
	$341,057	$(339,033)
Reconciliation of operational earnings to earnings from operations:
Total segment operational earnings(losses)	$341,057	$(339,033)
Other operational earnings	1,931	172,313
Research & development expenses	(88,550)	(113,856)
Restructuring expenses	—	5,723
Administrative expenses	(1,222,728)	(1,188,676)
Loss from operations	$(968,290)	$(1,463,529)

International revenues by country:
Japan	$41,841	$72,725
Germany	81,744	284,934
Italy	496	71,758
Canada	14,771	43,867
Other	40,317	70,244
	$179,169	$543,528

June 30, 2004
Long-lived assets:
Domestic	$1,354,868
International	1,111
$1,355,979

4.                         Comprehensive Loss

Total comprehensive income, net of the related estimated tax, was $665,121 for the six months ended June 30, 2004.  The components of other comprehensive loss are net unrealized loss on available for sale securities and foreign currency translation.

5.                         Restructuring Costs

In the second quarter of 2002 the Company adopted a restructuring plan that called for the closure of its remaining sales and service branches and significant reductions in the number of employees in mid-June.  As part of the restructuring, a total of 49 employees were terminated, comprised of field sales and service personnel, manufacturing employees and administrative personnel.  As of September 30, 2002, the Company had vacated all of its former sales and service centers.  Costs such as employee severance, lease termination costs and other exit costs have been recorded as of the date the restructuring plan was finalized.  Other restructuring costs include approximately $5,000 in accrued attorney’s fees related to the termination of several of the Company’s German employees, approximately $34,000 in non-cash expenses associated with the write-off of abandoned leasehold improvements and property due to the closure of the branch offices and approximately $18,500 of forfeited security deposits related to the abandoned offices.  None of the expenses accrued as part of the restructuring have any benefit for future operations.  Certain costs were estimated based on the latest available information.  The breakdown of the Company’s restructuring costs follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(140,905)	(67,521)	(62,596)	(73,084)	(335,324)
Balance at June 30, 2004	$245,291	$72,837	$7,661	$—	$325,789

6.               Litigation

In March 2004, the Company settled a claim for $200,000 made by certain former employees and related family members against a portion of the proceeds from the Biolase transaction. This settlement was paid in the quarter ended June 30, 2004.

As of June 30, 2004, the Company had settled approximately $480,000 of the $680,000 vendor collection lawsuits outstanding as of December 31, 2003.  The Company is working towards the settlement of the remaining claims.  The ultimate outcome of these negotiations is unknown, however, substantially all of these claims are recorded in accounts payable in the accompanying balance sheet.

On August 10, 2004, a portion of the Big Sky Laser Technologies, Inc. lawsuit for breach of contract and other matters was dismissed.  This dismissal reduced the lawsuit from $1.1 million to $750,000, a reduction of $350,000.  The Company is vigorously defending this lawsuit and continuing to pursue the $22 million counterclaim.

7.               Margin Loans

During the second quarter 2004, the Company borrowed $300,000 in margin loans from its investment brokerage house.  The margin loans were set up with a variable interest rate.  The interest rate in June was between 5.5% and 5.58008%.  The Company only paid interest on the debit cash balance in the investment account, not on the entire loan amount.  There are no specific due dates for these loans.  Fifty percent of the investment value may be borrowed under the margin loan agreement.  The securities are collateral for the loans.

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

The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its change in business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2003 Annual Report on Form 10-K. There have been no material changes to that information during the first six months of 2004, except for the policy described in Note 1 for available for sale securities.

Results of Operations

The Company had revenues of $586,599 for the three-month period ended June 30, 2004 compared to $787,448 for the same period in 2003, a decrease of 26%. For the six-month period, domestic revenues declined 28%, while international revenues declined 67% over the same period.  The decrease in revenues is primarily attributable to the absence of any revenues from the sale of laser assets in the second quarter of 2004, versus revenues from the sale of laser assets for a portion of the second quarter in 2003.   Contributing to the decrease for the three-month period ended June 30, 2004 was the lengthy, unanticipated delay in the sale of the Company’s Biolase Shares, during most of 2003 and the first quarter of 2004. The Company had very little operating cash to support a sales and marketing effort during the first quarter of 2004.  The Company made repeated significant efforts to arrange temporary debt financing using the Biolase Shares as collateral; however, due to the Company’s weakened financial condition, market conditions regarding Biolase stock and other factors, the Company was unable to obtain any loan using the Biolase Shares, or otherwise raise additional capital.  Therefore, the Company reduced personnel and operating expenditures to the level that allowed the Company to operate on its own cash flow until the sale of the Biolase Shares on March 4, 2004.  This lack of cash resulted in the Company’s inability to attend trade shows and buy key parts for the Company’s remaining product lines

Gross profit as a percentage of revenues was 57% and 54% for the three and six-month periods ended June 30, 2004, compared to 4% and 9% for the same periods in 2003.  The increase in gross profit is primarily due to reduction in the amounts recorded to the inventory reserve.

Selling, general and administrative expenses were $627,456 and $1,412,831, for the three and six-month periods ended June 30, 2004 compared to $688,534 and $1,346,942 for the same periods in 2003, constituting a decrease of 9% and an increase of 5% respectively.  While many operational expenses decreased during the three and six-month periods ended June 30, 2004, there were substantial increases in legal and professional fees, and recruitment expense.

Research and development expenses were $46,368 and $88,550 for the three and six-month periods ended June 30, 2004 compared to $36,621 and $113,856 for the same period in 2003, an increase of 27% and a decrease of 22% respectively.The cash generated by the sale of the Biolase shares in the first quarter of 2004 allowed the Company to expand its research and development activities in the quarter ended June 30, 2004.

For the six-month period ended June 30, 2004, net income available to common shareholders was $692,632 compared to $2,819,003 for the same period in 2003.  The June 30, 2004 positive results reflect $1,642,050 in gain as a result of the sale of the Biolase Shares.  The Company experienced a loss from operations of ($968,290) for the six months ended June 30, 2004, compared to a loss from operations of ($1,463,529) in the same period of 2003 constituting a decrease of 34%.  The reduction in losses for the six-month period ended June 30, 2004 was primarily due to the increase in gross profit.  For the three-month period ended June 30, 2004,  the net loss was $347,015 compared to a net income of $3,386,007 for the same period in 2003.  The net income for the period in 2003 included $4,209,199 in other income arising from the sale of the dental laser assets to Biolase.  The loss from operations for the three-month period ended June 30, 2004 was ($336,744) compared to a net operating loss of ($861,151) for the same period in 2003 constituting a decrease of 61%.  These changes also reflect the aforementioned items.

Liquidity and Capital Resources

The Company’s operating activities used $2,968,503 in cash resources during the six-month period ended June 30, 2004. Cash used by operating activities during this period was largely for payment of existing accounts payable, accrued employee compensation and other accrued liabilities.

The Company issued a note dated June 17, 2003 to Aimee Maroney for $682,056, secured by certain real estate and related security interests.  The note bears interest at the rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.  The preferred shares were valued at $1.00 per share, which was the most recent price at which preferred shares had been purchased at the time.  The value of the preferred shares issued to Mrs. Maroney has been reflected as a deferred financing cost and will be amortized as interest expense over the remaining term of the note.

The Company’s Biolase Shares were sold in March of 2004 for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds of the Company were $5,335.125.

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase of its marketing efforts and the expansion of its dental product line with products that will appeal to a larger segment of the dental market or entering new markets which may or may not be related to its historical business.  The Company’s current cash position has allowed management to pursue several alternatives for expansion, including expanding historical businesses with increased sales and marketing efforts, strategic acquisitions of businesses or product lines, and other potential business opportunities.  While management has invested substantial time and effort into exploring these alternatives, no definitive agreements have been reached or plan implemented to pursue any specific alternative.  If the Company is successful in acquiring new businesses or product lines, the success of those acquisitions could be negatively impacted by the Company’s inability to integrate the new businesses into its current operations, to manufacture and market the product lines acquired and to retain qualified personnel required to staff those increased operations.  As such, there can be no assurance that the Company will be successful in generating a positive cash flow from operations.

ITEM 3.                             Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II.  OTHER INFORMATION

ITEM 1.                             Legal Proceedings

During the quarter ended June 30, 2004, the Company settled approximately $180,000 of the $380,000 vendor collection lawsuits outstanding as of March 31, 2004.  The Company is continuing to work towards settlement of the remaining claims.  The ultimate outcome of these negotiations remains uncertain.

On August 10, 2004 the trial court granted the Company’s motion to dismiss the plaintiff’s RICO allegations in the Big Sky Laser Technologies, Inc. litigation.  This dismissal reduced the amount of the claim by $350,000.  The Company is vigorously defending this lawsuit and is continuing to pursue its $22 million counterclaim.

ITEM 6.                             Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

3.1	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Amendment Agreement between American Medical Technologies, Inc. and Aimee Maroney effective as of June 17, 2003. (Form 10-Q for the quarter ended June 30, 2003)

10.1*	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

31.1	Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*                                         Identifies current management contracts or compensatory plans or arrangements.

(b)                                 During the quarter ended June 30, 2004, the Company did not file any reports on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: August 16, 2004	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: August 16, 2004	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer

EXHIBIT INDEX

3.1	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Amendment Agreement between American Medical Technologies, Inc. and Aimee Maroney effective as of June 17, 2003. (Form 10-Q for the quarter ended June 30, 2003)

10.1*	Employment Agreement dated effective as of June 1, 2002, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended June 30, 2002)

31.1	Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*                                         Identifies current management contracts or compensatory plans or arrangements.