Form 10QSB
period 2004-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2004-11-15
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  7,939,306 common shares outstanding as of November 15, 2004.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

September 30 2004
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$348,665
Investments	1,893,252
Accounts receivable, less allowance of $189,112	273.087
Inventories	1,093,196
Prepaid expenses and other current assets	211,484
Total current assets	3,819,684

DEFERRED FINANCING COST	16,667

PROPERTY AND EQUIPMENT, net	1,347,355
INTANGIBLE ASSETS, net	8,154
1,355,509

Total assets	$5,191,860

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

September 30 2004
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$779,368
Compensation and employee benefits	44,567
Accrued restructuring costs	317,006
Other accrued liabilities	381,732

Total current liabilities	1,522,673

NOTE PAYABLE TO RELATED PARTY	682,056

SERIES B PREFERRED STOCK, $0.01 par value, mandatorily redeemable, authorized 575,000 shares, 400,000 shares outstanding	400,000
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding 7,939,306 shares	317,572
Additional paid-in capital	42,636,148
Accumulated deficit	(39,962,456)
Foreign currency translation	(404,133)
Total stockholders’ equity	2,316,990
Total liabilities and stockholders’ equity	$5,191,860

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Revenues	$638,855	$565,648	$1,623,235	$2,229,991
Royalties	(519)	20,085	1,413	192,398
	638,336	585,733	1,624,648	2,422,389

Cost of sales	349,411	243,179	802,631	1,916,275
Gross profit	288,925	342,554	822,017	506,114

Selling, general and administrative	488,957	311,181	1,901,788	1,658,123
Disposal of fixed assets	—	—	—	172,013
Research and development	39,309	50,053	127,860	163,909
Restructuring costs	—	—	—	(5,723)
Loss from operations	(239,341)	(18,680)	(1,207,631)	(1,482,208)

Other income (expenses)
Gain on sale of dental laser assets	—	—		4,209,199
Gain(loss) on investments	(23,033)	—	1,553,338	—
Other income	100,717	23,800	261,564	180,913
Interest expense	(28,503)	(26,071)	(86,300)	(108,874)
Interest income	28,263	—	57,435	—
Income(loss) before income taxes	(161,897)	(20,951)	578,406	2,799,030

Income tax expense	—	—	—	977

Net income(loss)	(161,897)	(20,951)	578,406	2,798,053

Preferred dividends	—	—	(47,671)	—

Net income(loss) available to common shareholders	$(161,897)	$(20,951)	$530,735	$2,798,053

Net income(loss) per share available to common shareholders	$(0.02)	$0.00	$0.07	$0.38

Net income(loss) available to common shareholders per share dilutive	$(0.02)	$0.00	$0.06	$0.36

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2004	2003

OPERATING ACTIVITIES:
Net income(loss)	$578,406	$2,798,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	80,055	173,797
Amortization	2,227	4,360
Provision for doubtful accounts	22,367	93,815
Provision for slow-moving inventory	(116,379)	245,830
Gain on sale of dental laser assets	—	(4,209,199)
Loss on disposal of assets	—	172,013
Gain(loss) on investments	(1,553,338)
Amortization of deferred financing charges	50,000	16,667

Changes in operating assets and liabilities:
Accounts receivable	(85,012)	86,579
Inventories	(61,882)	1,406,035
Prepaid expenses and other current assets	(74,103)	1,078
Accounts payable	(1,112,847)	(1,029,351)
Compensation and employee benefits	(555,973)	(19,135)
Other accrued liabilities	(268,365)	(64,052)
Other non-current liabilities	—	(4,103)
Accrued restructuring costs	(38,825)	(50,795)
Net cash used in operating activities	(3,133,669)	(378,408)

INVESTING ACTIVITIES:
Purchases of property and equipment	(37,863)	—
Proceeds on investments	5,335,125	—
Investments in government securities	(2,901,799)	—
Sales and maturities of government securities	919,835
Proceeds from sale of assets	—	1,825,000
Net cash provided by investing activities	3,315,298	1,825,000

FINANCING ACTIVITIES
Series B Preferred dividends	(47,671)
Net payments on notes payable	—	(1,641,814)
Margin loans taken against investment account	600,000
Payments on margin loans	(600,000)
Net cash used in investing activities	(47,671)	(1,641,814)

Increase(decrease) in cash	133,958	(195,222)
Effect of exchange rates on cash	(2,874)	46,783
Increase(decrease) in cash	131,084	(148,439)

Cash at beginning of period	217,581	566,436

Cash at end of period	$348,665	$417,997

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

The results of operations for the three month and nine monthperiods ended September 30, 2004 are not necessarily indicative of the results to be expected for other quarters of 2004 or for the year ended December 31, 2004.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Investments

In the third quarter of 2004, the Company classified the investments in t-bills as trading securities.  Unrealized gains and losses were included in net earnings.

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

Inventories

Inventories consist of the following at September 30, 2004:

Finished goods	$190,221
Raw materials, parts and supplies	902,975

Total inventory net of reserve	$1,093,196

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

The Company recorded a $10,997 decrease to the reserve for the three-month period ended September 30, 2004.  The Company’s reserve for slow moving inventory was $2,500,527 as of September 30, 2004. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at September 30, 2004.

Related Party Transactions

On February 22, 2004, to provide cash for operations until the Biolase shares could be sold, five members of the Board of Directors made a loan to the Company in the amount of $20,000 each on a short-term note.  The note called for interest to be accrued and payable at a rate of 10% per annum.  The notes and all accrued interest were paid in full in March 2004.

Net Income(Loss) Per Share - The following table sets forth the computation for basic and diluted income (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net income/(loss) available to common stockholders	$(161,897)	$(20,951)	$530,735	$2,798,053

Numerator for basic net income(loss) per share	(161,897)	(20,951)	578,406	2,798,053

Numerator for dilutive net income (loss) per share	(161,897)	(20,951)	530,735	2,798,053

Denominator for basic net income (loss) per share - weighted average shares	7,939,306	7,422,348	7,939,306	7,395,974
Effect of dilutive securities:
Options	—		103,961	—
Warrants	—		21,895	423,377
Series B Preferred	—	—	1,000,000	—
Dilutive potential common shares	—		1,125,855	423,377

Denominator potential common shares Denominator for diluted earnings per share-adjusted weighted-average shares after assumed conversions	7,939,306	7,422,348	9,065,161	7,819,352
Basic net income (loss) per share available to common shareholders	$(0.02)	$0.00	$0.07	$0.38
Dilutive net income (loss) per share available to common shareholders assuming dilution	$(0.02)	$0.00	$0.06	$0.36

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

Pro forma information regarding net income(loss) and earnings(loss) per share is required by Statement 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for  2002: risk-free interest rate of 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .999 and a weighted-average expected life of the option of three years.  No options were granted in 2003 or 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	Nine Months Ended		Three Months Ended
	September 2004	September 2003	September 2004	September 2003

Net income available to common stockholders as reported	$530,735	$2,798,053	$(161,897)	$(20,951)
Net income per share, basic, as reported	$0.07	$0.38	$(0.02)	$0.00
Net income per share, assuming dilution, as reported	—	—	—	—
Stock based compensation, net of tax effects, included in net income, as reported	(74,556)	(16,568)	—	(8,284)
Pro forma net income available to common shareholders	$456,179	$2,781,485	$(161,897)	$(29,235)
Pro forma net income available to common shareholders per share, basic	$0.06	$0.38	$(0.02)	$0.00
Pro forma net income available to common shareholders per share, assuming dilution	$0.05	$0.36	$(0.02)	$0.00

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

The accounting policies of the business segments are consistent with those used in prior years.

	Nine Months Ended September 30
	2004	2003
Revenues:
Domestic	$1,323,540	$1,558,597
International	299,695	671,394
	$1,623,235	$2,229,991
Reconciliation of revenues:
Total segment revenues	$1,623,235	$2,229,991
Other	1,413	192,398
Total revenues	$1,624,648	$2,422,389

Operational earnings (loss):
Domestic	$418,025	$(183,887)
International	123,220	142,057
	$541,245	$(41,830)
Reconciliation of operational earnings to earnings from operations:
Total segment operational earnings(losses)	$541,245	$(41,830)
Other operational earnings	1,413	192,398
Research & development expenses	(127,860)	(163,909)
Restructuring expenses	—	5,723
Administrative expenses	(1,622,429)	(1,474,590)
Loss from operations	$(1,207,631)	$(1,482,208)

International revenues by country:
Japan	$94,739	$101,551
Germany	128,942	359,139
Italy	3,392	65,170
Canada	50,973	55,049
Other	21,649	90,485
	$299,695	$671,394

September 2004
Long-lived assets:
Domestic	$1,346,227
International	1,128
$1,347,355

4.      Comprehensive Income

Total comprehensive income, net of the related estimated tax, was $551,058 for the nine months ended September 30, 2004.  The component of other comprehensive loss is foreign currency translation.

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

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(140,905)	(68,643)	(70,257)	(73,084)	(352,889)
Balance at September 30, 2004	$245,291	$71,715	$—	$—	$317,006

6.      Litigation

In March 2004, the Company settled a claim for $200,000 made by certain former employees and related family members against a portion of the proceeds from the Biolase transaction. This settlement was paid in the quarter ended June 30, 2004.

As of September 30, 2004, the Company had settled approximately $500,000 of the $680,000 vendor collection lawsuits outstanding as of December 31, 2003.  The Company is working towards the settlement of the remaining claims.  The ultimate outcome of these negotiations is unknown, however, substantially all of these claims are recorded in accounts payable in the accompanying balance sheet.

On August 23, 2004, the Company and Big Sky Laser Technologies, Inc. signed a mutual release, and a court ordered dismissal of that lawsuit was entered.  The Company recorded $102,000 in other income in the period ended September 30, 2004,  representing the amount accrued in 2003 for the potential settlement of this lawsuit..

In September, 2004, the Company received an additional vendor claim in the amount of $1.2 milliion for damages related to a distributorship agreement.  The Company contends that termination was the sole remedy available to the vendor and is vigorously defending this lawsuit.

7.      Margin Loans

In the second quarter of , 2004, the Company borrowed $300,000 in addition to the $300,000 in margin loans borrowed in the second quarter of 2004 from the investment brokerage house at which it placed the sale proceeds from the Biolase Shares.  The margin loans bore a variable interest rate.  The interest rate for the 3 months ended September 30, 2004 ranged from  5.625% to 6.125%.   The Company only paid interest on the debit cash balance in the investment account, not on the entire loan amount.  There were no specific due dates for these loans.  Fifty percent of the investment value in the Company’s account may be borrowed under the margin loan agreement.  The securities are collateral for the loans.

During the third quarter of 2004, the margin loans and all interest were paid with proceeds from the sales of securities held in the Company’s investment account..

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2003 Annual Report on Form 10-K. There have been no material changes to that information during the first nine months of 2004, except for the policy described in Note 1 for available for sale securities.

Results of Operations

The Company had revenues of $638,855 for the three-month period ended September 30, 2004 compared to $565,648 for the same period in 2003, an increase of 13%. For the nine-month period, domestic revenues declined 15% while international revenues declined 55% over the same period.  The increase for the three- month period was partially due to the Company’s development of a marketing team and an increase in trade show attendance.  The decrease in revenue for the nine-month period is primarily attributable to the sale of the laser dental assets in May, 2003.

Gross profit as a percentage of revenues was 45% and 51% for the three and nine-month periods ended September 30, 2004, compared to 61% and 23% for the same periods in 2003.

Selling, general and administrative expenses were $488,957 and $1,901,788, for the three and nine-month periods ended September 30, 2004 compared to $311,181 and $1,658,123 for the same periods in 2003, constituting an increase of 57% and 15% respectively.  The quarterly increase is primarily due to the hiring of new employees and increased professional fees.  The year to date increase also includes increased legal fees and an increase in expenses related to the attendance at trade shows.

Research and development expenses were $39,309 and $127,860 for the three and nine-month periods ended September 30, 2004 compared to $50,053 and $163,909 for the same period in 2003, a decrease of 21% and 22%  respectively.

For the nine-month period ended September 30, 2004, net income available to common shareholders was $530,735 compared to $2,798,053 for the same period in 2003.  The Company experienced a loss from operations of ($1,207,631) for the nine months ended September 30, 2004, compared to a loss from operations of ($1,482,208) in the same period of 2003 constituting a decrease of 19%.  The reduction in losses for the nine-month period ended September 30, 2004 was primarily due to the increase in gross profit.  For the three-month period ended September 30, 2004,  the net loss was ($161,897) compared to a net loss of ($20,951) for the same period in 2003.  The loss from operations for the three-month period ended September 30, 2004 was ($239,341) compared to a net operating loss of ($18,680) for the same period in 2003 constituting an increase of 92%.  The increase in net operating loss can be primarily attributed to additional personnel, increased professional fees used to facilitate the settlement of the Big Sky lawsuit and a decrease in gross profit for the quarter.

Liquidity and Capital Resources

The Company’s operating activities used $3,133,669 in cash resources during the nine-month period ended September 30, 2004.  Cash used by operating activities was largely for payment of existing accounts payable, accrued employee compensation and other accrued liabilities.

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

The Company’s Biolase Shares were sold in March of 2004 for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds to the Company were $5,335.125.

The Company’s ability to generate positive operational cash flow depends upon increasing revenues through an increase of its marketing efforts and the expansion of its dental product line with products that will appeal to a larger segment of the dental market or entering new markets which may or may not be related to its historical business.  The Company’s management is continuing to pursue several alternatives for expansion, including expanding historical businesses with increased sales and marketing efforts, strategic acquisitions of businesses or product lines, and other potential business opportunities.  While management has invested substantial time and effort into exploring these alternatives, no definitive agreements have been reached or plan implemented to pursue any specific alternative with the following exception:  In April, 2004, the Company entered into a Memorandum of Understanding to be the exclusive distributor of an intra oral camera designed to meet the needs of a lower price point dental market.  The Company will be marketing and selling this product under its private label “ ValueCam™”. If the Company is successful in acquiring new businesses or product lines, the success of those acquisitions could be negatively impacted by the Company’s inability to integrate the new businesses into its current operations, to manufacture and market the product lines acquired and to retain qualified personnel required to staff those increased operations.  As such, there can be no assurance that the Company will be successful in generating a positive cash flow from operations.  In October 2004 the Company entered into a new employment agreement with Roger Dartt, President & CEO, effective June 1, 2004.  The agreement includes a provision for a $166,000 signing bonus which will be expensed and paid in the fourth quarter of 2004.

ITEM 3.        Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II.  OTHER INFORMATION

ITEM 1.        Legal Proceedings

During the quarter ended September 30, 2004, the Company settled approximately $200,000 of the $380,000 vendor collection lawsuits outstanding as of June 30, 2004.  The Company is continuing to work towards settlement of the remaining claims.  The ultimate outcome of these negotiations remains uncertain In September of 2003, Big Sky Laser Technologies, Inc. sued American Medical in the U.S. District Court, Southern District of Texas, Houston Division, for breach of contract, fraud, misrepresentation and violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising out of an alleged willful and fraudulent breach of contract by American Medical to purchase equipment known as resonator assemblies and optic sets.  Big Sky sought $285,000 in actual damages, along with attorney’s fees and interest, and $500,000 in punitive damages or alternatively treble damages under RICO in the amount of $850,000 based upon its assertion that American Medical fraudulently misrepresented its intentions of paying amounts owed under the contract.  American Medical contested the amounts due under the contract on the basis that the goods, the subject of the contract, were non-conforming and appropriately rejected.  In addition, the Company filed a motion to strike the RICO claims and a counterclaim for breach of contract and delivery of defective goods in the amount of $22 million. On August 23, 2004, the Company and Big Sky signed a mutual release, and a court order dismissal of that lawsuit was entered.

In September, 2004, the Company received an additional vendor claim in the amount of $1.2 million for damages related to a distributorship agreement.  The Company contends that termination was the sole remedy available to the vendor and is vigorously defending this lawsuit the case was filed.  This claim is subject to arbitration and is entitled CEFLA S.C.R.L. vs. American Medical Technologies, Inc., DBA-American Dental Technologies, Arbitration Case No. 13015/MS.

ITEM 6.       Exhibits

3.1		Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2		Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3		Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4		Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1		Amendment Agreement between American Medical Technologies, Inc. and Aimee Maroney effective as of June 17, 2003. (Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt

31.1		Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2		Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32		Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*                 Identifies current management contracts or compensatory plans or arrangements.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: November 12, 2004	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: November 12, 2004	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer

EXHIBIT INDEX

3.1		Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2		Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3		Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4		Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1		Amendment Agreement between American Medical Technologies, Inc. and Aimee Maroney effective as of June 17, 2003. (Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt

31.1		Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2		Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32		Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*                 Identifies current management contracts or compensatory plans or arrangements.