Form 10KSB
period 2004-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2005-03-31
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File No. 0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.

(Exact name of small business issuer in its charter)

DELAWARE	38-2905258
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5655 Bear Lane, Corpus Christi, TX 78405

(Address of principal executive offices)(Zip Code)

(361) 289-1145

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.04 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $2,237,741

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,015,915 as of March 28, 2005 based upon the closing price of $.41 reported on the OTC Bulletin Board on that date. For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant’s Common Stock are assumed to be affiliates.

There were 8,189,306 shares of the issuer’s Common Stock issued and outstanding on March 31, 2005.

The proxy statement of the registrant will contain information incorporated by reference into Part III, Items 9-12 and 14 of this Form 10-KSB and will be filed with the Securities and Exchange Commission by April 30, 2005.

Transitional Small Business Disclosure Format:  (check one):  Yes   ☐     No ☒

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

Introduction

American Medical Technologies, Inc. (“AMT” or “Company”) develops, manufactures and markets high technology products designed primarily for general dentistry.  AMT’s primary products are high speed curing lights; air abrasive kinetic cavity preparation systems (“KCP”), and intra oral cameras marketed under the name “Ultracam®”, which are developed and manufactured at its manufacturing facility in Corpus Christi, Texas.  AMT also develops, manufactures and markets precision air abrasive jet machining (“AJM”) systems for industrial applications.  AMT, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.  AMT changed its name from American Dental Technologies, Inc. on July 13, 2000.

AMT continued in 2004 the restructuring and recovery programs that were implemented in late 2002 and 2003 as a result of the aggregate losses of $28 million incurred in 2000, 2001 and 2002.  The Company sold its dental laser product line (the “Dental Laser Assets”) to Biolase Technology, Inc. (“Biolase”) in May 2003. Biolase paid $5.5 million for the Dental Laser Assets, of which $1.825 million was paid in cash directly to the Company’s primary lender, and the remainder was paid with 307,500 shares of Biolase common stock.  Through early 2004, the Company continued to reduce costs and expenses as the Biolase Shares were restricted from sale until registered; which had been expected to occur soon after the sale. The Company was finally able to sell the Biolase Shares for $18.50 per share for a total of $5,688,750 in March 2004.  The net proceeds to the Company were $5,335,125.  The Company used a portion of the net proceeds for operational expenses, to satisfy vendor liabilities and to settle existing lawsuits and new lawsuits that arose during 2004.  The Company invested a total of $3 million in U.S. Treasury-backed securities, of which $1 million was used to invest in notes with staggered maturities, and the remaining $2 million was invested in a managed account.

Significant time and efforts were expended in 2004 to protect the Company’s assets from excessive claims from outside claimants and lawsuits, as reported throughout the year.  The Company believes it was important to resolve these “negative” issues in preparation for formulating and implementing a “positive” growth strategy in 2005. The Company today is very lean and intends to acquire new dental products and dental companies to increase its presence in the dental market and increase revenues and profits in 2005.

Products

Described below are the Company’s current principal product lines.

KCP Cavity Preparation Systems

AMT has patented the method whereby dentists can remove tooth decay by means of a narrow stream of minute particles of alpha alumina propelled at a high velocity by compressed air and delivered to the tooth via a lightweight dental handpiece. In many cases the KCP lessens the patient sensitivity and may be used to treat a patient without anesthesia.

AMT currently offers several KCP models that vary in size, power and features, from the KCP 5 counter top model to the deluxe KCP 1000PAC model.  AMT’s KCP products remove tooth decay and tooth structure, including enamel, by means of a narrow stream of minute particles of alpha alumina propelled at high velocity by compressed air and delivered to the tooth via a lightweight handpiece.  The KCP shapes restoration sites, removes old composites and modifies underlying hard tissue, often helping to increase bond strength.  It is also used for sealant preparations; stain removal and intraoral porcelain removal and repair.  The KCP can often be used in place of a drill.  The dentist controls the cutting speed by selecting particle size (27 or 50 micron) and air pressure (40 psi to 160 psi) with touch pads on a control panel.  The air abrasive stream is activated by a foot pedal.   The KCP floor models (KCP 100 and KCP 1000) are contained in a movable cabinet the size of a medium suitcase and plug into a standard electrical outlet.

In 2003 and 2004, the Company introduced “Hydrobrasion™” technology.  Hydrobrasion is the patented use of air, water and microparticles combined to form an effective cutting slurry that safely removes dental tooth structure and tooth decay utilizing minimally invasive dentistry.  The Company introduced this technology in the “KCP Flexijet®”, an air abrasion unit with an integrated water system that dramatically diminishes overspray, lessons patient sensitivity and produces faster, more precise cutting.

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

AMT also markets its Plasma Arc Curing System (“PAC”) as an accessory to its KCP.  The KCP1000 PAC combines an air abrasive cavity preparation system together with a composite curing light in a single instrument.  This allows dentists to efficiently switch from cavity preparation to curing.

The KCP is sold primarily in North America and Europe.  The KCP represented approximately 23% and 5% of AMT’s total revenues in 2004 and 2003, respectively.

Plasma Arc Curing Systems

AMT markets a PAC that utilizes a high intensity light source to rapidly cure composite tooth fillings.  Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights.

AMT’s PAC products, components and accessories are sold primarily in North America and Europe.  PAC products represented approximately 6% and 9% of AMT’s total revenues during 2004 and 2003,  respectively.

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

Ultracam products are sold primarily in North America and Europe.  The Ultracam products represented approximately 7% and 8% of AMT’s total revenue in 2004 and 2003,  respectively.

Industrial Products

AMT also develops, manufactures and markets precision AJM systems for industrial applications.  The AJM system has a wide range of applications, including drilling, cutting, abrading, deburring, dressing, beveling, etching, shaping and polishing.  Its principal advantage over conventional machining is that the AJM process, which accomplishes its work through kinetic particle displacement (an erosion process), produces no heat, shock or vibration.  This enables precise work to be done on fragile materials without deburring or further processing.  Generally, the same is not true of drills, saws, laser or other types of conventional machining equipment because all of these systems rely on heat and/or friction to perform the work.  These machining techniques generally require further processing, and in many instances do not provide the precision available with AJM, particularly with fragile materials.  AJM systems are often used to remove the slag, burrs and flash resulting from conventional machining processes.  Some examples include deburring needles, beveling silicon wafers and cutting fiber optics.

Industrial products accounted for 17% and 12% of AMT’s total revenues in 2004 and 2003,  respectively.

Parts and consumable sales represented 45% and 50% of revenues in 2004 and 2003, respectively..  The remaining percentage of revenues not itemized represents discontinued product lines.

Marketing, Sales and Training

AMT markets its dental products through dental dealers and independent distributors to general dental practitioners and certain other dental specialists in the United States. The Company relies heavily on sales made at trade shows, dental exhibitions, and dental society meetings.

AMT presently has several industrial product distributors for its AJM product.  Such distributors have been and are anticipated to be the primary source of sales for AMT’s industrial products in the future.  Industrial product distributors are supported by AMT primarily through advertising in the Thomas Register and trade journals, and by participation in trade shows.

AMT also sells some industrial products directly to customers through advertisements or customer referrals and through original equipment manufacturers of grinding equipment who purchase AJM systems to incorporate into their equipment.

Training and Service

Because AMT’s dental products represent new approaches to dentistry training is a significant aspect of its marketing efforts.  AMT offers complementary training on all of its products.  AMT encourages each purchaser to participate in ongoing continuing education regarding the use of AMT’s dental products and endeavors to share new developments as soon as reliable scientific support has been established.

AMT provides warranty and repair service for AMT’s products in the United States.  To service its dental products, AMT has a service department in Corpus Christi and has service arrangements with independent distributors for products in other markets.  To date, AMT has not experienced significant service problems.  AMT generally provides a one-year warranty on all of its products.

Competition

AMT has patents in the basic technologies, which the Company believes provide a competitive advantage.  AMT believes there are approximately 3 companies that presently sell competing dental air abrasive products and approximately 13 companies that presently sell competing intra oral camera systems.  AMT’s PAC and KCP products must also compete with conventional treatment methods using dental instruments or equipment that are generally less expensive and with which dentists are more familiar.

Many of these competing companies, particularly those which manufacture traditional dental equipment, have been in business longer, have greater resources and have a larger distribution network than AMT.  AMT’s competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products.  While AMT believes its products are competitive in terms of capabilities, quality and price, competition has adversely affected, and may in the future adversely affect, AMT’s business.

Patents

AMT believes its patents provide a competitive advantage in those countries where they have been issued.  AMT believes its technology patents and other patent rights provide a proprietary means to utilize that technology in dentistry.  In the United States, AMT has patents related to dental air abrasive systems and methods for using an air abrasive stream for dentistry that do not begin expiring until 2011, technology patents for air abrasive cavity preparation systems that will begin expiring in 2012, and industrial air abrasive patents that have expiration dates ranging from 2011 to 2017.  AMT also holds several industrial air abrasive patents in various other countries.  The Company has recently notified other companies that are selling air abrasion products in the dental industry of possible patent infringement.  As a result, two companies have signed license agreements with the Company to market air abrasion products.

Manufacturing and Suppliers

AMT manufactures, assembles and services its products at its ISO 9001:2000 and EN13485 certified facility in Corpus Christi, Texas.  AMT’s products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers or fabricated internally at its manufacturing facility. AMT has modern machining capability allowing it to control the production of certain non-standard parts.  AMT uses numerous suppliers for standard parts and for fabrication of certain parts.  Although most of the parts and components used in its products are available from multiple sources, AMT presently obtains several parts and components from single sources.  Lack of availability of certain parts and components could result in production delays.  Management has identified alternate suppliers and believes any delays would be minimal and would not materially affect AMT’s business.

Research and Development

Most research and development, prototype production and testing activities take place at the Company’s Texas facility, although some research and development work is performed for AMT by consultants.  Although AMT expects to continue to conduct most of its own research and development activities, AMT will continue to work with various domestic and international dental schools, consultants and researchers to analyze dental applications and to develop product enhancements and complementary products.

AMT’s research and development expenditures for 2004 and 2003 were $152,252 and $233,898, respectively.  AMT’s current research and development efforts are focused on new complementary products for the dental market.

Governmental Regulation

AMT’s dental products are subject to significant governmental regulation in the United States and certain other countries.  In order to conduct clinical tests and to market products for therapeutic use, AMT must comply with procedures and standards established by the FDA and comparable foreign regulatory agencies.  Changes in existing regulations or adoption of additional regulations may adversely affect AMT’s ability to market its existing products or to market enhanced or new dental products.

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

Regulation of medical devices in other countries is subject to change and there can be no assurance AMT will continue to be able to comply with such requirements.  The Company believes that its international sales to date have been in compliance with the laws of the foreign countries in which it has made sales. Failure to comply with the laws of such country could have a material adverse effect on the Company’s operations and, at the very least, could prevent the Company from continuing to sell products in such countries.  Exports of most medical devices are also subject to certain limited FDA regulatory controls.

Product Liability Exposure

AMT’s business involves the inherent risk of product liability claims.  If such claims arise, they could have an adverse effect on AMT.  AMT currently maintains product liability insurance with coverage per occurrence and in the aggregate of $5,000,000.  There is no assurance that such coverage will be sufficient to protect AMT from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

Foreign Operations and Segment Information

For information regarding the Company’s foreign operations and business segments, see Note 6 of the Notes to Consolidated Financial Statements.  Such information is incorporated herein by reference.

Employees

On March 10, 2005, AMT had 23 full-time employees and 1 part-time employee.  Of these employees, 4 were engaged in direct sales and marketing activities in addition to the 6 non-employee sales representatives.  Eleven employees are engaged in manufacturing activities, and the remaining 9 employees are in finance, administration, customer service, and research and development.  AMT has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

ITEM 2.                             DESCRIPTION OF PROPERTY

AMT owns an approximately 45,000 square foot manufacturing facility on 5.2 acres located at 5655 Bear Lane, Corpus Christi, Texas 78405, which houses its manufacturing and administration facilities.  A mortgage on this property was held by Aimee Maroney to secure the Company’s short term loan from Ms. Maroney.   In February 2005, Aimee Maroney assigned the mortgage and related security instruments to Texas State Bank.

AMT leases approximately 600 square feet of office space in Keltern, Germany.

ITEM 3.                             LEGAL PROCEEDINGS

In September of 2003, Big Sky Laser Technologies, Inc. (“Big Sky”) sued AMT in the U.S. District Court, Southern District of Texas, Houston Division, for breach of contract, fraud, misrepresentation and violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising out of an alleged willful and fraudulent breach of contract by AMT to purchase equipment known as resonator assemblies and optic sets.  Big Sky sought $285,000 in actual damages, along with attorney’s fees and interest, and $500,000 in punitive damages or alternatively treble damages under RICO in the amount of $850,000 based upon its assertion that AMT fraudulently misrepresented its intentions of paying amounts owed under the contract. AMT filed a motion to strike the RICO claims and a counterclaim for breach of contract and delivery of defective goods in the amount of $22 million. After extensive negotiations between the parties, AMT and Big Sky verbally agreed to enter into a “walk away” settlement, in which each side would dismiss and release each other and take nothing for their respective claims.  After this settlement was verbally agreed to, Mr. Stewart, who represented AMT in the negotiation of the settlement, encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement.  On August 23, 2004, the Company and Big Sky signed a mutual release, and a court ordered dismissal of that lawsuit was entered.

After the court ordered dismissal of the Big Sky lawsuit was entered, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had AMT not elected to enter into the settlement agreement and advised the Company that he would seek arbitration of his contingency fee agreement in pursuit of this claim.  On October 25, 2004, the Company filed a lawsuit in the 125th Judicial District, of Harris County, Texas, styled American Medical Technologies, Inc. v. Michael D. Stewart, Individually, and Michael D. Stewart, P.C., Cause no. 2004-60209, seeking a declaratory judgment to interpret the provisions of the contingency fee agreement with Mr. Stewart, and also requesting an award of attorney’s fees and costs.  The Company has been advised that, under the Rules of Professional Conduct and supporting case law, an attorney fee agreement may not contain a provision that infringes on a client’s right to accept a settlement offer.  Mr. Stewart’s Motion to Compel the case to arbitration was granted on February 11, 2005, and the Company has filed a request for reconsideration.  The Company filed a grievance against Mr. Stewart with the State Bar of Texas.

The Company is currently in arbitration for breach of employment contract claims filed by two former employees totaling $250,000.

As a result of the Company restructuring and moving out of 12 leased sales offices, the Company received notice of 3 lawsuits or judgments from landlords.  One judgment in the amount of $40,000 remains unsettled as of December 31, 2004.

The Company is vigorously defending these claims; however, it is premature to judge the potential liability or outcome of these claims.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades in the over-the-counter market under symbol ADLI.OB on the OTC Electronic Bulletin Board.  The following table shows the quarterly high and low bid prices for the last two fiscal years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
2004
First Quarter	$1.05	$0.47
Second Quarter	0.85	0.42
Third Quarter	0.51	0.28
Fourth Quarter	0.51	0.26

2003
First Quarter	0.27	0.11
Second Quarter	0.37	0.15
Third Quarter	0.43	0.30
Fourth Quarter	0.60	0.35

As of December 31, 2004 there were approximately 364 holders of record of AMT common stock based upon the records of the Company’s stock transfer agent and security position listings.

The Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon earnings, capital requirements, any restrictive covenants in future loan agreements and other factors considered relevant by the Board of Directors.

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.  The discussion contains certain forward-looking statements relating to the Company’s anticipated future financial condition and operating results and its current business plans.  In the future, the Company’s financial condition and operating results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond its control.  Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report.  See the disclosures under “Item 1-Description of Business.”

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances.  There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The following policies are those the Company believes to be the most sensitive to estimates and judgments.  The Company’s significant accounting policies are more fully described in Note 1 to our consolidated financial statements.

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

Inventories—Slow Moving

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.  For purposes of computing the valuation allowance at December 31, 2004, part usage was projected at 50% of 2004 part usage.  The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2004.

Results of Operations

For the year ended December 31, 2004, the Company’s revenues decreased approximately 19% compared to 2003.  This decrease in revenues was primarily due to the sale of the Company’s laser division in May 2003.   Additionally, the Company was unable to attract additional dealers and independent sales representatives until they were convinced that the negative financial conditions of the Company had been corrected.  As a result of the Company’s negative financial conditions prior to the sale of the laser division, the Company’s relationship with its vendors was strained and hindered its ability to purchase parts to manufacture and repair its products, and prohibited the Company’s participation in major dental shows, a primary source of sales and exposure to customers.

Gross profit as a percentage of revenues was approximately 47% for the year ended December 31, 2004 compared to 40% for the year ended December 31, 2003. The reason for this improvement was the elimination of the need to increase inventory reserves and an increase in selling prices.

Gross profit as a percentage of revenues was approximately 47% for the year ended December 31, 2004 compared to 37% for the year ended December 31, 2003. The reason for this improvement was the elimination of the need to increase inventory reserves and an increase in selling prices.

Selling, general and administrative expenses were $2,693,427 and 2,644,729 in 2004 and 2003.  In 2004, the Company’s selling, general and administrative expenses continued to remain low as a result of restructuring efforts implemented in 2002.

Other income was $1,932,369 in 2004 and $4,123,763 in 2003.  Of the amount for 2004, $1.6 million is related to the sale of the Biolase shares.   Of the amount for 2003, $3.9 million is related to a gain on the sale of the Dental Laser Assets to Biolase.

Interest expense declined from $136,518 in 2003 to $115,944 in 2004.  This reduction is due to the pay off of the Bank One loan in May 2003 with a portion of the proceeds from the sale of the Dental Laser Assets.

Research and development activities were $152,252 in 2004 and $233,898 in 2003.  Research and development in 2004 were primarily for final development of the Company’s KCP FlexiJet® product.

The Company had no income tax expense in 2004.   The Company had no income tax expense in 2003.  At December 31, 2004, the Company had approximately $22 million of net operating loss carry forwards. These net operating loss carry forwards expire in various amounts in the years 2008 through 2023.

Liquidity and Capital Resources

The Company’s operating activities used $3,399,701 in cash resources in 2004.  Cash used by operating activities in 2004 was due largely to payments of existing accounts payable, legal settlements, accrued employee compensation and other accrued liabilities.  These items were partially offset by the sale of the 307,500 shares of Biolase stock in March 2004 which resulted in approximately $5.3 million of net proceeds, as reported in investing activities.

The Company’s investing activities provided $3,398,432 in cash in 2004.  The cash provided by investing activities in 2004 related primarily to the net proceeds from the sale of Biolase shares.

On February 9, 2005 the Company entered into a secured loan with Texas State Bank for the amount of $682,000. The loan is secured by a primary lien on the Company’s building and other real property.  Interest on the loan is set at the prime rate plus 1%.  The principal on the loan is payable in 35 monthly installments of $3,789 with the final principal payment due in full in February 2008.  The funds received from this loan were used to pay the note on the real property previously held by Aimee Maroney.

On June17, 2003 Aimee Maroney assumed the position of the prior holder of the note on the real property, Value Bank, for $682,056, which was the outstanding principal balance under the Value Bank note.  Mrs. Maroney then entered into an amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.

The Company’s Biolase Shares were sold in March of 2004 for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds of the Company were $5,335,125.  The net proceeds were used for operational expenses, and to satisfy vendor liabilities and settle existing lawsuits and new lawsuits that arose in 2004.  The remaining funds were invested in U.S. Treasury-backed securities.

The Company believes that its present cash position and reduced debt level will enable it to concentrate on growth opportunities as it goes forward. In 2005 the Company intends to expand with additional products related to cosmetic and minimally invasive dentistry.  The Company holds a unique patent position on air abrasion and will continue to augment its KCP product line which concentrates on its patented process of hydrobrasion technology for dental caries extraction in a pain free manner.  The Company also intends to continue to increase the number of independent representatives and major dealers marketing its products.  Finally, the Company plans to focus on expanding its industrial market through additional dealer representation.

The following table summarizes AMT’s contractual obligations as of December 31, 2004:

	2005	2006	2007	2008 and thereafter	Total
Short term debt	$682,056	$—	$—	$—	$682,056
Operating leases	3,714	1,287	—	—	5,001
Total contractual cash obligations	$685,770	$1,287	$—	$—	$687,057

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Based Payment” (“SFAS123R”)  This statement is a revision of SFAS Statement No. 123; Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.  This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is in the process of evaluating whether SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

ITEM 7.                             FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors
American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Houston, Texas
March 2, 2005

Consolidated Balance Sheets

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,683	$217,581
Investments	1,804,713	—
Accounts receivable, less allowance of $188,308 in 2004 and $170,682 in 2003	209,259	210,442
Inventories	908,537	914,935
Prepaid expenses and other current assets	134,733	137,381
Total current assets	3,279,925	1,480,339

DEFERRED FINANCING COST	—	66,667

SECURITIES AVAILABLE FOR SALE	—	5,104,500

PROPERTY AND EQUIPMENT, net	1,321,354	1,389,546

INTANGIBLE ASSETS, net	7,411	10,381

Total assets	$4,608,690	$8,051,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$895,301	$1,892,215
Compensation and employee benefits	46,856	600,540
Accrued restructuring costs	311,183	355,831
Other accrued liabilities	178,178	650,097
Total current liabilities	1,431,518	3,498,683

Note payable to related party	682,056	682,056

Total liabilities	$2,113,574	4,180,739

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

SERIES B PREFERRED STOCK, $.01 par value, authorized 575,000 shares; 400,000 shares issued and outstanding	400,000	400,000
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding	—	—
Common stock, $.04 par value, authorized 12,500,000 shares; Outstanding: 8,189,306 in 2004 and 7,939,306 in 2003	327,572	317,572
Additional paid-in capital	42,708,648	42,636,148
Accumulated deficit	(40,551,387)	(40,493,192)
Unrealized gain on available for sale securities	—	1,411,425
Foreign currency translation	(389,717)	(401,259)
Total stockholders’ equity	2,095,116	3,470,694
Total liabilities and stockholders’ equity	$4,608,690	$8,051,433

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES	$2,237,741	$2,779,795

ROYALTIES	18,684	218,721
	2,256,425	2,998,516
COST OF SALES	1,197,695	1,880,535
Gross profit	1,058,730	1,117,981

COST AND EXPENSES:
Selling, general and administration	2,693,427	2,644,729
Goodwill impairment	—	1,971,427
Accrued losses on vendor settlements	—	207,222
Research and development	152,252	233,898
Restructuring costs	—	(5,723)
Loss from operations	(1,786,949)	(3,933,572)

OTHER INCOME (EXPENSES):
Gain on sale of available for sale securities	1,642,050	—
Net realized and unrealized losses on investments	(94,102)	—
Gain on sale of dental laser assets	—	3,909,936
Other income	384,421	213,827
Interest expense	(115,944)	(136,518)
Net income	29,476	53,673

Preferred dividends	(87,671)	—

Net income (loss) available to common shareholders	$(58,195)	$53,673

Basic earnings per common share	$(0.01)	$0.01

Diluted earnings per common share	$(0.01)	$0.01

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31 2004 AND 2003

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	FOREIGN CURRENCY	UNREALIZED GAIN ON AVAILABLE FOR SALE
	SHARES	AMOUNT	CAPITAL	DEFICIT	TRANSLATION	SECURITIES	TOTAL
Balance at December 31, 2002	7,362,348	294,497	42,644,224	(40,546,865)	(457,940)	—	1,933,916
Net income for 2003	—	—	—	53,673	—	—	53,673
Unrealized gain on available for sale securities	—	—	—	—	—	1,411,425	1,411,425
Foreign currency translation	—	—	—	—	56,681	—	56,681
Comprehensive income	—	—	—	—	—	—	1,521,779
Issuance of common stock	576,958	23,075	(8,076)	—	—	—	14,999

Balance at December 31, 2003	7,939,306	317,572	42,636,148	(40,493,192)	(401,259)	1,411,425	3,470,694

Net income for 2004	—	—	—	29,476	—	—	29,476
Foreign currency translation	—	—	—	—	11,542	—	11,542
Realization of unrealized gain on available for sale securities	—	—	—	—	—	(1,411,425)	(1,411,425)
Comprehensive Income							(1,370,407)
Preferred Dividends				(87,671)			(87,671)
Issuance of common stock	250,000	10,000	72,500	—	—	—	82,500

Balance at December 31, 2004	8,189,306	327,572	42,708,648	(40,551,387)	(389,717)	—	2,095,116

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003
OPERATING ACTIVITIES:
Net income	$29,476	$53,673
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	105,297	204,920
Amortization	2,970	4,360
Impairment of intangible assets	—	1,971,427
Amortization of deferred financing charges	66,667	33,333
Provision for slow-moving inventory	(83,221)	(148,316)
Provision of doubtful accounts	17,626	110,774
Net loss on disposal of assets	—	147,013
Gain on sale of available for sale securities	(1,642,050)	—
Net losses on investments	94,102	—
Gain on sale of dental laser assets	—	(3,909,936)
Other	773	3,423

Changes in operating assets and liabilities; net of assets and liabilities associated with the sale of dental laser assets:
Accounts receivable	(16,443)	60,245
Inventories	89,619	1,447,031
Prepaid expenses and other current assets	2,648	60,196
Accounts payable	(996,914)	(858,535)
Compensation and employee benefits	(553,684)	(34,963)
Accrued restructuring costs	(44,648)	(62,504)
Other accrued liabilities	(471,919)	331,369
Other non-current liabilities	—	(4,103)
Net cash used in operating activities	(3,399,701)	(590,593)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,878)	(14,924)
Proceeds from sales of assets	—	1,850,000
Proceeds on sale of available for sale securities	5,335,125	—
Investments in government securities	(2,901,799)	—
Sales and maturities of government securities	1,002,984	—
Net cash provided by investing activities	3,398,432	1,835,076

FINANCING ACTIVITIES:
Payments on note payable	—	(1,650,019)
Issuance of common stock	82,500	—
Series B preferred dividends	(87,671)	—

Net cash used in financing activities	(5,171)	(1,650,019)

Decrease in cash	(6,440)	(405,536)
Effect of exchange rates on cash	11,542	56,681
Increase(decrease) in cash	5,102	(348,855)

CASH, at beginning of year	217,581	566,436

CASH, at end of year	$222,683	$217,581

Notes to Financial Statements

1.                                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — American Medical Technologies, Inc. (“AMT” or the “Company”) develops, manufactures, markets and sells high technology products primarily for dentistry.  The consolidated financial statements include the accounts and operations of the Company and American Medical Technologies GmbH, its German subsidiary.  All intercompany transactions and balances have been eliminated.

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

In the first quarter of 2005, the $245,291 accrued as employee severance was paid reducing the total accrual to $65,892.  Certain costs were estimated based on the latest available information.  The breakdown of the Company’s restructuring costs as of December 31, 2004 is as follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(140,905)	(74,466)	(70,257)	(73,084)	(358,712)
Balance at December 31, 2004	$245,291	$65,892	$—	$—	$311,183

Inventories — Inventories are stated at the lower of cost, determined by the first-in first-out method, or market.  At December 31, 2004 and 2003,  inventories consisted of the following:

	2004	2003
Finished goods	$134,428	$169,650
Raw materials, parts and supplies	774,109	745,285
	$908,537	$914,935

Inventories at December 31, 2004 and 2003 are net of valuation allowances of $2,527,924 and $2,611,145 respectively.

The inventory valuation allowance uses the assumption that three years of projected part usage of any given part will not be subject to a valuation allowance.  Any parts on hand exceeding three years of projected usage are subject to a 100% valuation allowance.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to thirty-nine years.  Depreciation is not included in cost of sales.  At December 31, 2004 and 2003 property and equipment consisted of the following:

	2004	2003
Building and improvements	$1,547,532	$1,547,532
Machinery and equipment	644,158	636,944
Office furniture and computers	418,886	388,995
	2,610,576	2,573,471
Accumulated depreciation	(1,289,222)	(1,183,925)
	$1,321,354	$1,389,546

Investments — In March 2004, the Company sold 307,500 shares of stock in Biolase Technology, Inc. (the “Biolase Shares”) received in the sale of the Company’s laser assets in May 2003 for gross proceeds of $18.50 per share, or a total of $5,699,750.  The net proceeds of the sale were approximately $5.3 million.  The Company invested a total of $3 million in U.S. Treasury backed securities, of which $1 million was used to invest in notes with varying maturities and the remaining $2 million was invested in a managed account.  The Biolase Shares were initially classified as available for sale securities that have readily determinable fair value based upon the closing price of these securities on the publicly traded market.  Unrealized holding gains and losses arising during the period net of related tax effect, are excluded from earnings and are included in other comprehensive income.

During the third quarter of 2004, the Company consolidated its investments into one account. The Company classified the investments as trading securities, and unrealized holding gains and losses were included in net earnings.

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

The carrying amount of trade receivables is reduced by a valuation allowance for any invoices over 90 days past due and 5% of the remaining balance.

Intangible Assets — Intangible assets consist of  patents, and are stated at cost less accumulated amortization.

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment.  Intangible assets with finite useful lives will continue to be amortized over their useful lives.

As the Company had decided not to continue in the dental laser market, goodwill with a carrying value of $1,971,427 related to the purchase of Incisive, a dental laser business, was considered impaired and was charged-off in the fourth quarter of 2003.  This impairment expense is included as a separate line item in the Statements of Operations.

The Company has amortizable intangible assets as of December 31, 2004 and 2003 as follows:

	2004	2003
Patents, trademarks and other	$59,376	$59,376
Accumulated amortization	(51,965)	(48,995)

	$7,411	$10,381

Amortization expense related to finite lived intangibles was $2970 and $4,360 for the years ended December 31, 2004 and 2003, respectively.  The following table shows the estimated amortization expense in total for all finite lived intangible assets to be incurred over the next five years.

Years Ended December 31,
2005	$2,970
2006	2,970
2007	1,471
2008	—
2009	—
$7,411

Earnings Per Share — The following table sets forth the computation for basic and diluted earnings per share:

	2004	2003
Net income(loss) available to common shareholders	$(58,195)	$53,673

Numerator for basic and diluted earnings per share	(58,195)	53,673

Denominator for basic earnings per share – weighted average share	7,980,973	7,532,924
Dilutive potential common shares	—	—

Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversion	7,980,973	7,532,924
Basic earnings per common share	$(0.01)	$0.01
Diluted earnings per common share	$(0.01)	0.01

Comprehensive Income (Loss) — The Financial Accounting Standards Board’s Statement No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments and unrealized income(loss) on available for sale securities to be included, along with net income (loss), in comprehensive income (loss).  For 2004 and 2003 the Company’s Comprehensive Income (Loss) was ($1,370,407) and $1,521,779, respectively.

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

Advertising — The Company expenses advertising as costs are incurred.  Advertising expense approximated $23,800 and $22,500 in 2004 and 2003, respectively.

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

New Accounting Standards and Disclosures - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46,  “Consolidation of Variable Interest Entities” (“FIN 46”).  Under FIN 46, a variable interest entity (“VIE”) is defined as a corporation, trust, partnership or other entity where the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.  FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.  FIN 46 did not have a significant impact on our results of operations and financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared  Based Payment.” (“SFAS 123R”).  This statement is a revision of SFAS Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.  This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is in the process of evaluating whether SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

2.             AGREEMENTS WITH RELATED PARTIES

Roger Dartt —The Company renewed its employment agreement with Mr. Dartt effective June 1, 2004 and extended the term to end December 31, 2006.  Under the renewed employment agreement, Mr. Dartt’s base salary remains $250,000 per year, and he received a signing bonus of $166,000, which he agreed to use to purchase 250,000 shares of Company common stock pursuant to options previously granted.  The employment agreement can be terminated for cause if Mr. Dartt fails to follow the reasonable instructions of the Board of Directors, commits acts that are felonious, dishonest, unethical or inconsistent with normal business standards, wrongfully discloses confidential information, competes with the Company in violation of the agreement or grossly neglects his duties.  If his employment is terminated without cause, Mr. Dartt will be entitled to the lesser of twelve months’ salary or the amount due in base salary for the remaining term of the agreement. If the Company experiences a change in control and Mr. Dartt is unable to negotiate a satisfactory employment arrangement with the new controlling party, Mr. Dartt will be entitled to a change of control payment of the lesser of twelve months’ salary or the remaining compensation due to him for the remaining term of the agreement. Mr. Dartt agreed not to compete with the Company during his employment and for one year after termination.  The agreement includes a performance bonus of 10% of the net operating profit if AMT’s net operating profit exceeds $500,000 in the year ending December 31, 2005.  In lieu of accepting payment of this bonus in cash, Mr. Dartt will have the option to purchase 250,000 common shares of Company stock at a price of $0.31 per share.  The Board awarded Mr. Dartt a bonus of 10% of the difference between the value of consideration paid to AMT’s shareholders and the then current market capitalization in the event of the merger, or sale of more than 35% of the outstanding shares of stock, of the Company.  Mr. Dartt was paid the $166,000 signing bonus and exercised his option to purchase 250,000 shares of common stock at $0.33 per share in the fourth quarter of 2004.

Aimee Maroney — Aimee Maroney, the wife of William Maroney who is a director of the Company, is the holder of the Company’s $750,000 note with $682,056 principal balance and all accrued interest that was  due December 31, 2004 and related security instruments.  The Company issued Mrs. Maroney 100,000 shares of Series B Preferred Stock in 2003 as consideration for her agreement to assume the note and amend its terms.  In February 2005 the Company refinanced the note and paid all outstanding principal and interest to Mrs. Maroney.

3.                                      SALE OF DENTAL LASER ASSETS

On May 21, 2003, the Company consummated the sale of its laser assets to Biolase Technology, Inc. for an aggregate purchase price of approximately $5,518,075.  Of that total, $1.825 million was paid in cash directly to the Company’s principal lender, Bank One, to retire in full the Company’s debt to Bank One, which was in default.  The noncash portion of the purchase price from the sale of assets was 307,500 restricted shares of Biolase common stock with an aggregate value of $3,693,075, based on the closing price for Biolase stock of $12.01 on the closing date of the sale.  The Company classified the Biolase stock as available for sale securities.

The Company recognized a gain of $3,909,936 on the sale of the dental laser assets.  This gain is comprised of the $5,518,075 aggregate purchase price less the following deductions associated with the sale:  fixed assets $1,519, patents $13,106, inventory $899,410, $550,000 bonus due Roger Dartt and other expenses of $144,104.  On March 3, 2004 the Company’s Biolase Shares were sold for gross proceeds of $18.50 per share, or a total of $5,688,750.  The net proceeds to the Company were $5,335,125.

4.             LINE OF CREDIT AND OTHER NON-CURRENT LIABILITIES

On June17, 2003 Aimee Maroney assumed the position of the prior holder of the note on the Company’s building and other real property, Value Bank, for $682,056, which was the outstanding principal balance under the Value Bank note.  Mrs. Maroney then entered into an amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004.  As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003.  Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.  The preferred shares were valued based on recently subscribed price of $1.00 per share.  The charge was reflected as deferred financing cost and was amortized to interest expense over the remaining term of the note.

On February 9, 2005 the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000. The loan is secured by a primary lien on the Company’s building and other real property.  Interest on the loan is set at the prime rate plus 1%.  The principal on the loan is payable in

35 monthly installments of $3,789 with the final principal payment due in full in February 2008.  The funds received from this loan were used to pay the note held by Aimee Maroney.

The Company paid interest of approximately $82,000 and 137,000 in 2004 and 2003, respectively.

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

As of December 31, 2004, the Company has issued 400,000 shares of Series B Preferred Stock to persons who were officers, creditors, directors or accredited investors in a private placement.  No underwriter was used in the sale. The shares were offered by management to a limited number of informed investors in a transaction exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.  The purchase price was $1.00 per share.

The Company had authorized three stock option plans for employees, officers, directors, consultants and other key personnel.  All three plans expired prior to December 31, 2004.    As of December 31, 2004, the Nonqualified Stock Option Plan has options outstanding to acquire 1,678 shares; the Long-Term Incentive Plan has options outstanding to acquire 8,424 shares; and the Stock Option Plan for Employees has no remaining options outstanding to acquire shares. On November 1, 2004, Roger Dartt exercised his option to purchase 250,000 shares of common stock at a price of $0.33 per share.

The Company issued a warrant to Bank One in 2002 for 721,510 shares of the Company’s common stock for 5 years at a price of $.11 per share, the market price on the date of the grant, as consideration for Bank One’s entering into a Forbearance Agreement. The fair value of the warrants issued to Bank One was estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions:  risk-free interest rate of 1.84%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the warrant of three years.  The calculated fair value of the warrant was $54,629, which was recorded as interest expense over the term of the forbearance period.

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2002, respectively: risk-free interest rate of 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .913 and .999 and a weighted-average expected life of the options of three to five years.  There were no employee stock options granted in 2004 and 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	2004	2003
Net income(loss), as reported	$29,476	$53,673
Net income(loss) per share, primary and dilutive, as reported	$(.01)	$.01

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$(16,569)	$(33,138)

Pro forma net income(loss)	$12,907	$20,535
Pro forma net income(loss) per share, primary and dilutive	$(.00)	$(.00)

Stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2002	729,422	$1.28
Exercisable at December 31, 2002	467,915	2.25

Options granted	—	—
Options exercised	—	—
Options canceled	(5,193)	4.23

Outstanding at December 31, 2003	724,229	1.65
Exercisable at December 31, 2003	660,949	1.78

Options granted	—	—
Options exercised	(250,000)	.33
Options canceled	(464,127)	2.38

Outstanding at December 31, 2004	10,102	3.25
Exercisable at December 31, 2004	10,102	3.25

A summary of options outstanding as of December 31, 2004 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$5.38 —6.75	3,237	3,237	$6.19	9.75
$2.00 —4.00	2,185	2,185	3.25	2.49
$0.86 —1.38	4,680	4,680	1.21	5.97

Warrant activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2002	1,494,760	$2.54
Exercisable at December 31, 2002	1,494,760	2.54

Warrants issued	—	—
Warrants exercised	(721,510)	.11
Warrants canceled	(600,000)	5.50

Outstanding at December 31, 2003	173,250	2.44
Exercisable at December 31, 2003	173,250	2.44

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	(75,000)	.40

Outstanding at December 31, 2004	98,250	4.00
Exercisable at December 31, 2004	98,250	4.00

There were no warrants granted in 2004.   Exercise prices for warrants outstanding as of December 31, 2004 were all $4.00.  The weighted-average remaining contractual life of those warrants is 3.88 years.

6.             INCOME TAXES

At December 31, 2004, the Company had approximately $22,000,000 of net operating loss carry forwards (“NOL’s”) for federal income tax purposes, which expire in various amounts in the years 2008 through 2023.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2004	2003
Allowance for doubtful accounts	$64,000	$58,000
Inventory valuation reserves	904,000	927,000
Compensation and employee benefits	16,000	200,000
Warranty reserve	25,000	34,000
NOL’s	7,400,000	7,136,000
Other	106,000	121,000
Deferred tax asset	8,515,000	8,476,000
Deferred tax liabilities	(47,000)	(50,000)
Net deferred tax asset	8,468,000	8,426,000
Valuation allowance	(8,468,000)	(8,426,000)
Net deferred tax asset	$—	$—

The Company’s income tax provision included the following:

	2004	2003
Current expense (benefit)	$—	$—
Deferred expense	—	—
	$—	$—

The following is a reconciliation of the Company’s expected income tax expense (benefit) based on statutory rates to the actual expense (benefit):

	2004	2003
Income taxes (benefit) at US statutory rate	$10,022	$18,249
Non-deductible amortization and expenses	2,372	1,446,766
Deferred tax asset valuation allowance adjustment	42,000	(104,000)
Net operating losses	(54,394)	(1,361,015)
	$—	$—

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109.  The change in the valuation allowance during 2004 of $42,000 reflects the increase in NOLs during 2004.

The Company paid no federal income tax during 2003 or 2004.

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

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment, curing lights and intra oral cameras.  AMT markets its dental products through dealers and  independent distributors to general dental practitioners and certain other dental specialists.   Internationally, the Company has not maintained its own sales force and continues to sell its products through international distributor networks.  AMT presently markets its industrial products through independent distributors. The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, represent royalty income.

As of December 31, 2004, the Company ceased operations of its wholly owned subsidiary  based in Keltern, Germany.  As required by German law, the Company will maintain an office there for a period of one year, but no sales activities will be generated from that location.  The Company has transferred all sales activities from its German office  to an exclusive German distributor.  All activities will be coordinated by AMT’s U.S. office.  The Company does not believe the closure of its German office will have a significant impact on revenues.

The accounting policies of the business segments are consistent with those described in Note 1.

	2004	2003
Revenues:
Domestic	$1,775,738	$1,981,838
International	462,003	797,957
	$2,237,741	$2,779,795

Reconciliation of revenues:
Total segment revenues	$2,237,741	$2,779,795
Other	18,684	218,721
Total revenues	$2,256,425	$2,998,516

Operational earnings (loss):
Domestic	$381,945	$233,800
International	169,927	160,212
	$551,872	$394,012

Reconciliation of operational earnings to loss from operations:
Total segment operational earnings (loss)	$551,872	$394,012
Other operational earnings	18,684	218,721
Research and development expenses	(152,252)	(233,898)
Administrative expenses	(2,205,253)	(2,133,758)
Goodwill impairment	—	(1,971,427)
Accrued losses on vendor settlements	—	(207,222)
Loss from operations	$(1,786,949)	$(3,933,572)

International revenues by country:
Japan	$114,754	$125,514
Germany	151,223	397,012
Italy	4,876	67,268
Canada	64,237	75,603
Other	126,913	132,560
	$462,003	$797,957

Long lived assets (excluding deferred taxes):
Domestic	$1,320,985	$1,388,404
International	369	1,142
	$1,321,354	$1,389,546

Current assets
Domestic	$3,173,718	$1,349,239
International	106,207	131,100
	$3,279,925	$1,480,339

8.     COMMITMENTS AND CONTINGENCIES

Rental expense for operating leases in 2004 and 2003 approximated $26,800 and $39,000, respectively.

In March 2004, the Company settled a claim for $200,000 made by certain former employees and related   family matters against a portion of the proceeds from the Biolase transaction.  This settlement was paid in the quarter ended June 30, 2004.

On February 7, 2005, the Company signed a mutual release and settlement agreement with Cefla, S.C.R.L.  Accruals for this settlement were made in the period ended December 31, 2003 and are included in the accompanying balance sheet.  The settlement amount of $215,000 was paid in the first quarter of 2005.

On October 25, 2004, the Company filed a lawsuit against Michael D. Stewart, an attorney who represented the Company on a contingency fee basis in litigation against Big Sky Laser Technologies, Inc.  After a “walk away” settlement with Big Sky was verbally agreed to by both parties, Mr. Stewart encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement.  After the court ordered dismissal of the lawsuit, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had the Company not elected to enter into the settlement agreement and advised the Company that he would seek arbitration of his contingency fee agreement in pursuit of this claim.  The Company filed a lawsuit seeking a declaratory judgment to interpret the provisions of the contingency fee agreement with Mr. Stewart, and requesting an award of attorney’s fees and costs.  The Company believes Mr. Stewart’s claims are without merit.  Mr. Stewart’s Motion to Compel the case to arbitration was granted on February 11, 2005, and the Company has filed a request for reconsideration.  The Company has filed a grievance against Mr. Stewart with the State Bar of Texas.

On August 23, 2004, the Company and Big Sky Laser Technologies, Inc. signed a mutual release, and a court ordered dismissal of that lawsuit was entered. The Company recorded $102,000 in other income in the period ended September 30, 2004, representing the amount accrued in 2003 for the potential settlement of this lawsuit.

The Company is currently in arbitration for breach of employment contract claims filed by two former employees totaling $250,000. The Company is vigorously defending both of these claims; however it is premature to judge the potential liability or outcome of these claims.

The Company’s management believes that the results of any outstanding claims or litigation singly or in the aggregate, will not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                   CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Controller, of the effectiveness and design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures are effective.  Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended December 31, 2004, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

ITEM 8B.                     OTHER INFORMATION

None.

PART III

ITEM 9.                            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to Item 9 is set forth in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 10.                      EXECUTIVE COMPENSATION

Information with respect to Item 10 is set forth in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 11.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Item 11 is set forth in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Item 12 is set forth in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 13.                       EXHIBITS

The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to Item 14 is set forth in the Company’s Proxy Statement and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 31st day of March, 2005.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ Roger W. Dartt
Roger W. Dartt, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on same as date above.

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

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated as of May 12, 2003 between Biolase Technology, Inc. and the Company (Form 10-Q for quarter ended March 31, 2003)

3.1	First Restated Certificate of Incorporation, as amended (Form 10-Q for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002)

3.4	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002)

3.5	Amended and Restated Bylaws (Form 10-K for year ended December 31, 1998)

4.1	Amendment Agreement with Aimee Maroney effective as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.2	Agreement to Assign Lien and Release Claims with Aimee Maroney and Value Bank Texas dated as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.3	Non-Transferable Common Stock Purchase Warrant issued to Ben J. Gallant, dated April 29, 2002. (Form 10-Q/A for the quarter ended March 31, 2002)

4.4	Promissory Note issued to Texas State Bank dated February 9, 2005

4.5	Deed of Trust granted to Paul S. Moxley, Trustee for Texas State Bank, dated February 9, 2005.

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.5**	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.6	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June

24, 1997 (Form 10-K for year ended December 31, 1997)

10.7	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.8**	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.9	Patent licensing Agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.10 *	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended September 30, 2004)

21	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

23	Consent of Hein & Associates LLP

31.1	Certification of Roger W. Dartt, President & Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barbara Woody, Controller and principal accounting officer, as required pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

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