Form 10QSB
period 2005-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2005-05-13
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of May 12, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

i

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

March 31, 2005
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$115,356
Investments	1,696,731
Accounts receivable, less allowance of $189,711	229,768
Inventories	1,021,059
Prepaid expenses and other current assets	164,377
Total current assets	3,227,291

PROPERTY AND EQUIPMENT, net	1,300,887
INTANGIBLE ASSETS, net	6,669
1,307,556

Total assets	$4,534,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$707,448
Compensation and employee benefits	49,120
Accrued restructuring costs	65,892
Other accrued liabilities	106,239
Margin loan on investment account	727,120
Note payable current portion	45,467
Total current liabilities	1,701,286

LONG TERM LIABILITIES
Note payable	632,744

SERIES B PREFERRED STOCK, $0.01 par value, mandatorily redeemable, authorized 575,000 shares, outstanding 400,000 shares	400,000
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $.01 par value, authorized 10,000,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 12,500,000 shares; outstanding 8,189,306 shares	327,572
Additional paid-in capital	42,708,648
Accumulated deficit	(40,840,302)
Foreign currency translation	(395,101)
Total stockholders’ equity	1,800,817
Total liabilities and stockholders’ equity	$4,534,847

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2005	2004

Revenues	$540,681	$397,781
Royalties	70,605	966
	611,286	398,747

Cost of sales	255,703	202,736
Gross profit	355,583	196,011

Selling, general and administrative	594,126	785,375
Research and development	31,389	42,183
Loss from operations	(269,932)	(631,547)

Other income (expense):
Gain on sale of available for sale securities	—	1,642,050
Net realized and unrealized losses on investments	(10,978)	—
Other income	205	108,078
Interest income	9,530	1,091
Interest expense	(17,740)	(32,354)

Income (loss) before income taxes	(288,915)	1,087,318

Preferred dividends	—	(47,671)

Net income(loss) available to common stockholders	$(288,915)	$1,039,647

Basic earnings per common share	$(0.04)	$0.13

Diluted earnings per common share	$(0.04)	$0.13

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(288,915)	$1,087,318
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	25,095	28,235
Amortization	742	742
Provision for doubtful accounts	(1,403)	17,691
Provision for slow-moving inventory	(2,607)	24,799
Gain on sale of available for sale securities	—	(1,642,050)
Amortization of deferred financing charges	—	16,667
Net losses on investments	10,978	—
Other	76	—

Changes in operating assets and liabilities:
Accounts receivable	(19,106)	126,105
Inventories	(109,915)	(7,109)
Prepaid expenses and other current assets	(29,644)	(75,070)
Accounts payable	(38,757)	(807,835)
Compensation and employee benefits	2,264	(4,868)
Other accrued liabilities	(181,035)	32,847
Other non-current liabilities	—	—
Accrued restructuring costs	(245,291)	(21,260)
Net cash used in operating activities	(877,518)	(1,223,788)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,648)	(9,804)
Proceeds on sale of available for sale securities	—	5,335,125
Investments in government securities	—	(2,901,799)
Sales and maturities of government securities	97,004	—
Net cash provided by investing activities	92,356	2,423,522

FINANCING ACTIVITIES
Series B preferred dividends	(40,000)	(47,671)
Margin loans on investments	850,000	—
Payments on margin loans	(122,880)
Repayment of related party	(682,056)
Proceeds from note payable	682,000
Net payments on note payable	(3,845)	—
Net cash provided by financing activities	683,219	(47,671)

Increase(decrease) in cash	(101,943)	1,152,063
Effect of exchange rates on cash	(5,384)	(2,711)
Increase(decrease) in cash	(107,327)	1,149,352

Cash at beginning of period	222,683	217,581

Cash at end of period	$115,356	$1,366,933

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Notes to Interim Condensed Consolidated Financial Statements

1.               Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the “Company” or “AMT”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for other quarters of 2005 or for the year ended December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Inventories

Inventories consist of the following:

March 31, 2005
Finished goods	$156,660
Raw materials, parts and supplies	864,399

Total inventory net of reserve	$1,021,059

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.  For purposes of computing the valuation allowance at March 31, 2005, part usage was projected at 50% of the prior 12 month period’s part usage.

The Company recorded a $2,607 increase to the reserve for the three-month period ended March 31, 2005.  The Company’s reserve for slow moving inventory was $2,531,197 as of March 31, 2005. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at March 31, 2005.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004

Net earnings/(loss) available to common shareholders	$(288,915)	$1,039,647

Numerator for basic and diluted earnings per share	((288,915)	1,039,647

Denominator for basic earnings per share - weighted average shares	8,189,306	7,939,306
Dilutive potential common shares:
Options	—	108,972
Warrants	—	29,378
Dilutive potential common shares	—	138,350
Denominator for diluted earnings per share-adjusted weighted-average shares after assumed conversion	8,189,306	8,077,656

Basic earnings per common share	$(0.04)	$0.13
Diluted earnings per common share	$(0.04)	$0.13

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

Pro forma information regarding net income and earnings per share is required by Statement 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003, respectively: risk-free interest rate of 6.5%, 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .771, .913 and ..999 and a weighted-average expected life of the options of three to five years.  No options were granted in 2004, or 2003 or during the three months ended March 31, 2005.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	March 31,
	2005	2004
Net income(loss) as reported	$(288,915)	$1,039,647

Net income(loss) per share, primary and diluted, as reported	$(0.04)	$0.13

Stock based employee compensation, net of tax effects, included in net income(loss), as reported	—	—

Stock based compensation, net of tax effects, under the fair value method	—	(8,284)

Pro forma net income(loss) available to common stockholders	$(288,915)	$1,031,363

Pro forma net income(loss) available to common stockholders per share, basic	$(0.04)	$0.13
Pro forma net income(loss) available to common stockholders per share, assuming dilution	$(0.04)	$0.13

3.               Segment Reporting

The Company develops, manufactures, markets and sells its high technology dental products such as air abrasive equipment, curing lights and intra oral cameras.  AMT markets its dental products through independent distributors to general dental practitioners and certain other dental specialists.  Internationally, the Company has not maintained its own sales force and continues to sell its products through independent distributors.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, represent royalty income.

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended March 31
	2005	2004
Revenues:
Domestic	$411,895	$310,813
International	128,786	86,968
	$540,681	$397,781
Reconciliation of revenues:
Total segment revenues	$540,681	$397,781
Other	70,605	966
Total revenues	$611,286	$398,747

Operational earnings:
Domestic	$12,791	$89,027
International	73,090	28,996
	$85,881	$118,023
Reconciliation of operational earnings to loss from operations:
Total segment operational earnings	$85,881	$118,023
Other operational earnings	70,605	966
Research & development expenses	(31,389)	(42,183)
Administrative expenses	(395,029)	(708,353)
Loss from operations	$(269,932)	$(631,547)

International revenues by country:
Japan	$39,579	$18,646
Germany	74,751	26,272
Canada	12,254	19,578
Other	2,202	22,472
	$128,786	$86,968

March 31, 2005
Long-lived assets:
Domestic	$1,300,537
International	350
$1,300,887

4.               Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($294,299) for the three months ended March 31, 2005.  The components of other comprehensive loss are the net loss and foreign currency translation.

5.               Restructuring Costs

In the second quarter of 2002 the Company adopted a restructuring plan that called for the closure of its remaining sales and service branches and significant reductions in the number of employees in mid-June.  As part of the restructuring, a total of 49 employees were terminated, comprised of field sales and service personnel, manufacturing employees and administrative personnel.  As of September 30, 2002 the Company had vacated all of its former sales and service centers.  Costs such as employee severance, lease termination costs and other exit costs have been recorded as of the date the restructuring plan was finalized.  Other restructuring costs include approximately $5,000 in accrued attorney’s fees related to the termination of several of the Company’s German employees, approximately $34,000 in non-cash expenses associated with the write-off of abandoned leasehold improvements and property due to the closure of the branch offices, and approximately $18,500 of forfeited security deposits related to the abandoned offices.  In the first quarter of 2005, the Company paid the remaining employee severance.  None of the expenses accrued as part of the restructuring have any benefit for future operations.  Certain costs were estimated based on the latest available information.

The breakdown of the Company’s restructuring costs follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(386,196)	(74,466)	(70,257)	(73,084)	(604,003)
Balance at March 31, 2005	$—	$65,892	$—	$—	$65,892

6.               Litigation

On February 7, 2005, the Company signed a mutual release and settlement agreement with Cefla, S.C.R. L.  Accruals for this settlement were made in the period ended December 31, 2003.  The settlement amount was paid in the first quarter of 2005.

7.               Margin Loans

During the first quarter 2005, the Company borrowed $850,000 in margin loans from its investment brokerage house.  Interest received and matured securities were used to make payments on these loans.  The balance on the margin loan as of March 31, 2005 was $727,120.  The margin loans were set up with a variable interest rate.  The interest rate as of March 31, 2005 was 6.625%.  There are no specific due dates for these loans.  Proceeds from these loans were used for payments of prior accrued liabilities and for operational expenses.

8.               Agreements with Related Parties

Aimee Maroney, the wife of William Maroney who is a director of the Company, was the holder of the Company’s $750,000 note secured by its building.  The note had a principal balance of $682,056 plus accrued interest and was due December 31, 2004.  In February 2005 the Company refinanced the note and paid all outstanding principal and interest to Mrs. Maroney.

9.               Note Payable

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2004 Annual Report on Form 10-KSB. There have been no material changes to that information during the first three months of 2005.

Results of Operations

The Company had revenues of $611,286 for the three-month period ended March 31, 2005 compared to $398,747 for the same period in 2004, an increase of 53%. For the three-month period, domestic revenues increased 33%, while international revenues increased 48% over the same period.  The increases resulted primarily from increased marketing efforts and an increase in sales of the Company’s KCP Flexijet®, an air abrasion unit with an integrated water system.

Gross profit as a percentage of revenues was 53% for the three-month period ended March 31, 2005, compared to 49% for the same period in 2004.  The improvement in gross profit is mostly attributable to decreases in the warranty provision and labor/overhead variance and increased sales prices.

Selling, general and administrative expenses were $594,126, for the three-month period ended March 31, 2005 compared to $785,375 for the same period in 2004, constituting a decrease of 24%.  Selling, general and administrative expenses in 2004 included high legal and other professional fees incurred due to litigation which has since been settled.

Research and development expenses were $31,389 for the three-month period ended March 31, 2005 compared to $42,183 for the same period in 2004, a decrease of 24%.  The decrease is primarily due to the Flexijet® handpiece modifications competed in 2004.

For the three-month period ended March 31, 2005, the net loss was ($288,915) compared to a net income of $1,087,318 for the same period in 2004.  Of the $1,087,318 in net income in 2004, $1,642,050 was other income arising from the sale of the Biolase Shares.  The Company experienced a loss from operations of ($269,932) for the three months ended March 31, 2005, compared to a loss from operations of ($631,547) in the same period of 2004.  There was a substantial decrease in legal and other professional fees in the current period, which accounted for $208,531of the reduction in the net loss from operations.

Liquidity and Capital Resources

The Company’s operating activities used $917,574 in cash resources during the three-month period ended March 31, 2005. Cash used by operating activities during this period was largely for payments of prior accruals of restructuring expenses and other accrued liabilities, as well as purchases of additional inventory.

On February 9, 2005, the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000.  The loan is secured by a primary lien on the Company’s building and other real property.  Interest on the loan is set at the prime rate plus 1%.  The principal loan is payable in 35 monthly installments of $3,789, with the final principal balance due in full in February 2008.  The funds received from this loan were used to pay the note on the real property previously held by Aimee Maroney.

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase of its marketing efforts and the expansion of its dental product line.  AMT is focusing on products related to cosmetic and minimally invasive dentistry that will appeal to a larger segment of the dental market, as well as new markets which may or may not be related to its historical business.  The Company holds a unique patent position on air abrasion and will continue to augment its KCP product line, which concentrates on its patented process of hydrobrasion technology for dental caries extraction in a pain free manner.  The Company also intends to increase the number of independent representatives marketing its products, and to expand its industrial market through additional dealer representation.

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

ITEM 3.                             Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

PART II.  OTHER INFORMATION

ITEM 1.                             Legal Proceedings.

On February 7, 2005, the Company signed a mutual release and settlement agreement with Cefla, S.C.R. L.  Accruals for this settlement were made in the period ended December 31, 2003.  The settlement amount was paid in the first quarter of 2005.

ITEM 4.                             Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of the Company held on May 6, 2005, the shareholders elected all of the nominees for the directors named in the proxy statement for the meeting, and approved each of the matters described therein.  The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter voted on at the meeting were as follows:

		WITHHELD OR	ABSTAIN AND
MATTER VOTED ON:	FOR	AGAINST	NON-VOTES

1. Election of Directors:
Gary A. Chatham	6,323,496	23,231	0
William D. Maroney	6,324,171	22,556	0
Charles A. Nichols	6,323,671	23,056	0
Roger W. Dartt	6,323,946	22,731	0
Bertrand R. Williams, Sr.	6,323,970	22,776	0

2. Approval of amendment to increase the number of authorized shares of common stock	6,273,511	50,340	22,856

3. Ratification of adoption of 2005 Stock Option Plan	4,183,705	116,328	13,724

4. Ratification of Hein & Associates LLP as Company’s independent public accountants	4,481,440	17,300	24,006

ITEM 6.                             Exhibits:

31.1	Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: May 11, 2005	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: May 11, 2005	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.