Form 10QSB
period 2005-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2005-08-15
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of August 12, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

June 30, 2005
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$98,310
Investments	1,433,185
Accounts receivable, less allowance of $143,901	145,434
Inventories	1,051,498
Prepaid expenses and other current assets	172,633
Total current assets	2,901,060

PROPERTY AND EQUIPMENT, net	1,293,837
INTANGIBLE ASSETS, net	5,926
1,299,763

Total assets	$4,200,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$814,614
Compensation and employee benefits	61,510
Accrued restructuring costs	65,892
Other accrued liabilities	104,929
Margin loan on investment account	555,742
Note payable, current portion	45,467
Total current liabilities	1,648,154

LONG TERM LIABILITIES
Note payable, net of current portion	621,377

PREFERRED STOCK, $.01 par value, authorized 10,000,000 shares
Series A Preferred Stock, authorized 900,000 shares, none outstanding
Series B Preferred Stock, mandatorily redeemable, authorized 575,000 shares, 400,000 shares issued and outstanding	400,000
STOCKHOLDERS’ EQUITY:
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 8,189,306	327,572
Additional paid-in capital	42,708,648
Accumulated deficit	(41,105,458)
Foreign currency translation	(399,470)
Total stockholders’ equity	1,531,292
Total liabilities and stockholders’ equity	$4,200,823

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Revenues	$550,634	$586,599	$1,091,315	$984,380
Royalties	16,153	965	86,758	1,931
	566,787	587,564	1,178,073	986,311

Cost of sales	287,140	250,484	542,843	453,220
Gross profit	279,647	337,080	635,230	533,091

Selling, general and administrative	509,821	627,456	1,103,947	1,412,831
Research and development	45,470	46,368	76,859	88,550
Loss from operations	(275,644)	(336,744)	(545,576)	(968,290)

Other income (expenses)
Gain on sale of available for sale securities	—	—	—	1,642,050
Net realized and unrealized gains/(losses) on investments	3,455	(65,679)	(7,523)	(65,679)
Other income	20,267	52,769	20,472	160,847
Interest expense	(27,712)	(25,443)	(45,452)	(57,797)
Interest income	14,477	28,082	24,008	29,172
Net income(loss)	(265,157)	(347,015)	(554,071)	740,303

Preferred dividends	—	—	—	(47,671)

Net income(loss) available to common stockholders	$(265,157)	$(347,015)	$(554,071)	$692,632

Basic earnings per common share	$(0.03)	$(0.04)	$(0.07)	$0.09

Diluted earnings per common share	$(0.03)	$(0.04)	$(0.07)	$0.08

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2005	2004

OPERATING ACTIVITIES:
Net income(loss)	$(554,071)	$740,303
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	50,321	54,112
Amortization	1,485	1,485
Provision for doubtful accounts	43,351	3,937
Provision for slow-moving inventory	11,198	(99,622)
Gain on sale of available for sale securities	—	(1,642,050)
Amortization of deferred financing charges	—	33,334
Net losses on investments	7,523	65,679
Other	98	—

Changes in operating assets and liabilities:
Accounts receivable	20,474	30,263
Inventories	50,841	26,240
Prepaid expenses and other current assets	(37,900)	(80,001)
Accounts payable	(80,689)	(1,277,261)
Compensation and employee benefits	14,654	(556,349)
Other accrued liabilities	(33,249)	(125,181)
Accrued restructuring costs	(245,291)	(30,042)
Net cash used in operating activities	(956,255)	(2,855,153)

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,846)	(20,545)
Proceeds on sale of available for sale securities	—	5,351,805
Investments in government securities	—	(2,901,799)
Sales and maturities of government securities	364,007	—
Net cash provided by investing activities	341,161	2,429,461

FINANCING ACTIVITIES
Series B Preferred dividends	(40,000)	(47,671)
Margin loans on investments	850,000	300,000
Payments on margin loans	(294,258)	—
Repayment of related party note payable	(682,056)	—
Proceeds from note payable	682,000	—
Net payments on note payable	(15,212)	—
Net cash provided by financing activities	500,474	252,329

Decrease in cash	(114,620)	(173,363)
Effect of exchange rates on cash	(9,753)	(30,221)
Decrease in cash	(124,373)	(203,584)

Cash at beginning of period	222,683	217,581

Cash at end of period	$98,310	$13,997

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured. The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse.  Only the Company’s Anthos dental chairs and its networked camera systems require installation, and revenue is not recorded until the installation is complete.  The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of goods sold.  The Company grants a thirty day money back guarantee on selected products.  Returns within the thirty day period have been historically immaterial.  Accordingly, the Company makes no accrual against revenue for potential returns.  There are no significant estimates or assumptions involved in determining the appropriate recognition of revenues.

Inventories

Inventories consist of the following at June 30, 2005:

Finished goods	$266,124
Raw materials, parts and supplies	785,374

Total inventory net of reserve	$1,051,498

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to a complete valuation allowance.

The Company recorded an $11,198 decrease in the reserve for the six-month period ended June 30, 2005.  The Company’s reserve for slow moving inventory was $2,519,999 as of June 30, 2005. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted income (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net earnings(loss) available to common shareholders	$(265,157)	$(347,015)	$(554,071)	$692,632

Numerator for basic earnings per share	(265,157)	(347,015)	(554,071)	692,632

Numerator for dilutive earnings per share	(265,157)	(347,015)	(554,071)	740,303

Denominator for basic earnings per share – weighted average shares	8,189,306	7,939,306	8,189,306	7,939,306
Dilutive potential common shares:
Options	—	—	—	121,332
Warrants	—	—	—	28,212
Series B Preferred	—	—	—	1,000,000
Dilutive potential common shares	—	—	—	1,149,544

Denominator for diluted earnings per share – adjusted weighted-average shares after assuming conversion	8,189,306	7,939,306	8,189,306	9,088,850
Basic earnings per common share available to common shareholders	$(0.03)	$(0.04)	$(0.07)	$0.09
Diluted earnings per common share available to common shareholders	$(0.03)	$(0.04)	$(0.07)	$0.08

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

Pro forma information regarding net income and earnings per share is required by Statement 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002 respectively: risk-free interest rate of  6.5%, 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .771, .913 and .999 and a weighted-average expected life of the option of three to five years.  No options were granted in 2003 or 2004 or during the six months ended June 30, 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income(loss) as reported	$(265,157)	$(347,015)	$(554,071)	$692,632

Net income(loss) per share, basic, as reported	$(0.03)	$(0.04)	$(0.07)	$0.09
Net income per share, assuming dilution, as reported	$(0.03)	$(0.04)	$(0.07)	$0.08
Stock based employee compensation, net of tax effects, included in net income(loss) as reported	—	—	—	—
Stock based compensation, net of tax effects, under the fair value method	—	(74,556)	—	(74,556)

Pro forma net income(loss) available to common stockholders	$(265,157)	$(421,571)	$(554,071)	$618,076

Pro forma net income(loss) available to common stockholders per share, basic	$(0.03)	$(0.05)	$(0.07)	$0.08
Pro forma net income(loss) available to common stockholders per share, assuming dilution	$(0.03)	$(0.05)	$(0.07)	$0.07

In May 2005, the Company authorized the “2005 Stock Option Plan (the Plan)” for employees, officers, directors, consultants and other key personnel.  A maximum of 1,000,000 common shares may be issued under the Plan.

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
Domestic	$413,184	$494,398	$825,079	$805,211
International	137,450	92,201	266,236	179,169
	$550,634	$586,599	$1,091,315	$984,380

Reconciliation of revenues:
Total segment revenues	$550,634	$586,599	$1,091,315	$984,380
Other	16,153	965	86,758	1,931
Total revenues	$566,787	$587,564	$1,178,073	$986,311

Operational earnings:
Domestic	$44,128	$181,713	$56,919	$270,740
International	85,422	41,321	158,512	70,317
	$129,550	$223,034	$215,431	$341,057

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$129,550	$223,034	$215,431	$341,057
Other operational earnings	16,153	965	86,758	1,931
Research & development Expense	(45,470)	(46,367)	(76,859)	(88,550)
Administrative expenses	(375,877)	(514,375)	(770,906)	(1,222,728)
Loss from operations	$(275,644)	$(336,743)	$(545,576)	$(968,290)

International revenues by country:
Japan	$81,029	$23,195	$120,608	$41,841
Germany	21,766	55,472	96,517	81,744
Italy	145	496	145	496
Canada	8,937	(4,807)	21,191	14,771
Other	25,573	17,845	27,775	40,317
	$137,450	$92,201	$266,236	$179,169

June 30, 2005
Long-lived assets:
Domestic	$1,293,511
International	326
$1,293,837

4.               Comprehensive Income (Loss)

Total comprehensive loss, net of the related estimated tax, was ($666,324) for the six months ended June 30, 2005.  The components of other comprehensive loss for 2005 are net loss and foreign currency translation.  Total comprehensive income, net of the related estimated tax was $665,121 for the six months ended June 30, 2004.  The components of other comprehensive income for 2004 are net unrealized loss on available for sale securities and foreign currency translation.

5.               Litigation

On February 7, 2005, the Company signed a mutual release and settlement agreement with Cefla, S.C.R.L.  Accruals for this settlement were made in the period ended December 31, 2003.  The settlement was paid in the first quarter of 2005.

On October 24, 2004, the Company filed a lawsuit against Michael D. Stewart, an attorney who represented the Company on a contingency fee basis in litigation against Big Sky Laser Technologies, Inc.  After a “walk-away” settlement agreement was verbally agreed to by both parties, Mr. Stewart encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement.  After the court ordered dismissal of the Big Sky lawsuit, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had the Company not elected to enter into the settlement agreement and advised the Company that he would seek arbitration of his contingency fee agreement in pursuit of this claim.  The Company filed a lawsuit seeking a declaratory judgment to interpret the provisions of the contingency fee agreement with Mr. Stewart, and also requesting an award of attorney’s fees and costs.  Mr. Stewart’s Motion to Compel the case to arbitration was granted on February 11, 2005, and the Company has filed a request for reconsideration.  On July 22, 2005, Mr. Stewart filed a complaint in arbitration which reduces his demand to $500,000.

6.               Margin Loans

During the first quarter of 2005, the Company borrowed $850,000 in margin loans from its investment brokerage house.  Interest received and matured securities were used as payments on these loans.  The balance on the margin loan as of June 30, 2005 was $555,742.  The margin loans were set up with a variable interest rate.  The interest rate as of June 30, 2005 was 7.125%.  There are no specific due dates for these loans.

7.               Note Payable

On February 9, 2005 the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000.  The loan is secured by a primary lien on the Company’s building and other real property.  Interest on the loan is set at the prime rate plus 1%.  The prime rate was 5.5% on February 9, 2005. The principal on the loan is payable in 35 monthly installments of $3,789 with the final principal payment due in full in February 2008.  The funds received from this loan were used to pay the note held by Aimee Maroney.

8.               Agreements with Related Parties

Aimee Maroney, the wife of William Maroney who is a director of the Company, was the holder of the Company’s $750,000 note secured by its building.  The note had a principal balance of $682,056 plus accrued interest and was due December 31, 2004.  In February 2005, the Company refinanced the note and paid all outstanding principal and interest to Mrs. Maroney.

9.               Stockholders’ Equity

In May 2005, the Company amended Article IV of the Company’s Certificate of Incorporation to authorize the issuance of up to 100,000,000 shares of Common Stock, par value $.04 per share, and 10,000,000 shares of Preferred Stock, par value $.01 per share.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2004 Annual Report on Form 10-KSB. There have been no material changes to that information during the first six months of 2005.

Results of Operations

The Company had revenues of $550,634 for the three-month period ended June 30, 2005 compared to $586,599 for the same period in 2004, a decrease of 6%.  For the three-month period, domestic revenues decreased $81,214 or 16%, while international revenues increased $45,249 or 49%.  The decrease during the three-month period resulted primarily from $34,000 in trial sales of a product during the second quarter of 2004 which was discontinued, $54,800 in sales in 2004 from the Company’s wholly owned subsidiary in Germany which ceased operations,  $11,400 decrease in camera sales and a $13,700 decrease in parts sales.  The decreases were partially offset by $29,000 increase in the KCP product line sales and  $73,500 increase in industrial sales.

The Company had revenues of $1,091,315 for the six-month period ended June 30, 2005 compared to $984,380 for the same period in 2004, an increase of 11%.  For the six-month period, domestic revenues increased $19,868 or 2%, while international revenues increased $87,067 or 49%.  The increase during the six-month period resulted primarily from  $160,500 increase in the KCP product line sales,  $58,800 increase in industrial sales,  $27,600 increase in PAC sales and a $14,100 increase in parts sales.  These increases were partially reduced by $34,000 in trial sales of a product during the second quarter 2004 which was discontinued, $79,000 in sales in 2004 from the Company’s wholly owned subsidiary in Germany which ceased operations in 2004 and a $19,100 decrease in camera sales.   The Company believes revenues on its KCP product line and industrial sales will continue to increase.  Additionally, royalties increased from $1,931 to $86,758 due to licensing agreements related to the Company’s air abrasion patent signed in 2005 with Danville Engineering and KaVo.

Gross profit as a percentage of revenues was 51% and 58% for the three and six-month periods ended June 30, 2005, compared to 57% and 54% for the same periods in 2004.  The decrease in gross profit for the three months ended June 30, 2005 was primarily attributable to a decrease of $88,400 in the amount of obsolete inventory that was sold or disposed of, $13,200 increase in the freight provision, and $14,900 increase in expenses for modifications done to inventory on hand.  These decreases were partially offset by a decrease in sales of products with lower gross margins and $11,847 decrease in labor variances.  The increase in gross profit for the six-month period is a continued increase in the sales of items with higher gross margins, $10.587 decrease in warranty parts issued and $27,875 decrease in labor variances.  These increases were partially offset by a decrease of $86,881 in the amount of obsolete inventory that was sold or disposed of in 2005.

Selling, general and administrative expenses were $509,821 and $1,103,947, for the three and six-month periods ended June 30, 2005 compared to $627,456 and $1,412,831 for the same periods in 2004, constituting a decrease of 19% and 22% respectively.  For the three-months ended June 30, 2005, the reduction of expenses was primarily a result of $47,600 in nonrecurring employee recruiting fees paid in 2004, $31,312 for expenses related to late settlements of accounts payable in 2004 and a decrease in the bad debt allowance from $174,619 as of June 30, 2004 to $143,901 as of June 30, 2005 as a result of increased collection activity.  The decrease in  expenses for the six months ended June 30, 2005 includes $200,000 decrease in legal and other professional fees relating to matters settled in 2004 and  $53,614 gain on a legal settlement in the first quarter of 2005 which was previously accrued in the fourth quarter of 2003 and nonrecurring vendor settlements of $59,100 in 2004.

Research and development expenses were $45,470 and $76,859 for the three and six-month periods ended June 30, 2005 compared to $46,368 and $88,550 for the same period in 2004, an increase of 27% and a decrease of 22% respectively.  Research and development has been primarily related to further development of the Company’s KCP Flexijet® and the design of a new Flexijet® handpiece in the second quarter of 2005.

For the six-month period ended June 30, 2005, the net loss available to common shareholders was ($554,071) compared to $740,303 for the same period in 2004.  Net income for the six months ended June 30, 2004 includes $1,642,050 in gain as a result of the sale of the Biolase Shares.  The Company experienced a loss from operations of ($545,576) for the six months ended June 30, 2005, compared to a loss from operations of ($986,290) in the same period of 2004 constituting a decrease of 34%.   Royalty revenue increased $84,827 for the six months ended June 30, 2005 due to the signing of new licensing agreements on air abrasion with KaVo and Danville Engineering in 2005.   For the three-month period ended June 30, 2005, the net loss was ($367,657) compared to a net loss of ($347,015) for the same period in 2004.  The loss from operations for the three-month period ended June 30, 2005 was ($275,644) compared to a net operating loss of ($336,744) for the same period in 2004 constituting a decrease of 18%.

Liquidity and Capital Resources

The Company’s operating activities used $996,255 in cash resources during the six-month period ended June 30, 2005.  Cash used in operating activities during this period included payments of legal settlements aggregating $215,000 and payments of accrued restructuring costs of $245,291.

The Company is projecting that its cash reserves, including funds available through margin loans collateralized by the Company’s investments and the liquidation of some investments, will be substantially depleted within the next twelve month period.  The Company has developed a plan to increase its cash resources through debt or equity issuance or other financing alternatives, however, there can be no assurance that the Company will be successful in the implementation of this plan.

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase in marketing efforts and the expansion of its dental product line.  AMT is focusing on products related to cosmetic and minimally invasive dentistry that will appeal to a larger segment of the dental market, as well as new markets which may or may not be related to its historical business.  The Company holds a unique patented process of hydrobrasion technology for dental caries extraction in a pain free manner.  The Company plans to augment its KCP product line, which concentrates on this process.  The Company also intends to increase the number of independent sales representatives marketing its products, and to extend its industrial market through additional dealer representatives.

The Company’s management continues to pursue several alternatives for expansion including expanding historical businesses, strategic acquisitions of businesses or product lines, and other potential business opportunities.  While management has invested substantial time and effort into exploring these alternatives, no definitive agreements have been reached or plans implemented to pursue any specific alternative.  If the Company is successful in acquiring new businesses or product lines, the success of those acquisitions could be negatively impacted by the Company’s inability to integrate the new businesses into its current operations, to manufacture and market the product lines acquired and to retain qualified personnel required to staff those increased operations.  As such, there can be no assurance that the Company will be successful in generating a positive operational cash flow.

ITEM 3.                                                     Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

PART II.  OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

In September of 2003, Big Sky Laser Technologies, Inc. (“Big Sky”) sued AMT in the U.S. District Court, Southern District of Texas, Houston Division, for breach of contract, fraud, misrepresentation and violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising out of an alleged willful and fraudulent breach of contract by AMT to purchase equipment known as resonator assemblies and optic sets.  Big Sky sought $285,000 in actual damages, along with attorney’s fees and interest, and $500,000 in punitive damages or alternatively treble damages under RICO in the amount of $850,000 based upon its assertion that AMT fraudulently misrepresented its intentions of paying amounts owed under the contract.  AMT filed a motion to strike the RICO claims and a counterclaim for breach of contract and delivery of defective goods in the amount of $22 million.  After extensive negotiations between the parties, AMT and Big Sky verbally agreed to enter into a “walk away” settlement, in which each side would dismiss and release each other and take nothing for their respective claims.  After this settlement was verbally agreed to, Michael Stewart, who represented AMT in the negotiation of the settlement, encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement.  On August 23, 2004, the Company and Big Sky signed a mutual release, and a court ordered dismissal of that lawsuit was entered.

After the court ordered dismissal of the Big Sky lawsuit was entered, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had AMT not elected to enter into the settlement agreement and advised the Company that he would seek arbitration of his contingency fee agreement in pursuit of this claim.  On October 24, 2004, the Company filed a lawsuit in the 125th Judicial District, of Harris County, Texas, styled American Medical Technologies, Inc. v. Michael D. Stewart, Individually, and Michael D. Stewart, P.C., Cause no. 2004-60209, seeking a declaratory judgment to interpret the provisions of the contingency fee agreement with Mr. Stewart, and also requesting an award of attorney’s fees and costs.    Mr. Stewart’s Motion to Compel the case to arbitration was granted on February 11, 2005, and the Company has filed a request for reconsideration.  On July 22, 2005, Mr. Stewart filed a complaint in arbitration that reduces his demand to $500,000..

ITEM 6.                                                     Exhibits

3.1		Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2		Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3		Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4		Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005.

3.5		Amended and Restated Bylaws adopted effective July 29, 2005.

10.1	*	American Medical Technologies, Inc. 2005 Stock Option Plan

31.1	Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*                 Identifies current management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: August 12, 2005	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: August 12, 2005	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer

Exhibit Index

3.1		Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2		Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3		Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4		Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005.

3.5		Amended and Restated Bylaws adopted effective July 29, 2005.

10.1	*	American Medical Technologies, Inc. 2005 Stock Option Plan

31.1		Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2		Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32		Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*                 Identifies current management contracts or compensatory plans or arrangements.