Form 10QSB
period 2005-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2005-11-14
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

(361) 289-1145

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

September 30, 2005
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$120,678
Investments	1,333,317
Accounts receivable, less allowance of $148,498	170,471
Inventories	1,005,824
Prepaid expenses and other current assets	162,114
Total current assets	2,792,404

PROPERTY AND EQUIPMENT, net	1,280,755
INTANGIBLE ASSETS, net	5,184
1,285,939

Total assets	$4,078,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$777,616
Compensation and employee benefits	59,052
Accrued restructuring costs	65,892
Other accrued liabilities	116,079
Margin loan on investment account	793,309
Note payable, current portion	45,467
Total current liabilities	1,857,415

LONG TERM LIABILITIES
Note payable, net of current portion	610,011

PREFERRED STOCK, $.01 par value, authorized 10,000,000 shares
Series A Preferred Stock, authorized 900,000 shares, none outstanding
Series B Preferred Stock, mandatorily redeemable, authorized 575,000 shares, 400,000 shares issued and outstanding	400,000
STOCKHOLDERS’ EQUITY:
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 8,189,306	327,572
Additional paid-in capital	42,708,648
Accumulated deficit	(41,425,673)
Foreign currency translation	(399,630)
Total stockholders’ equity	1,210,917
Total liabilities and stockholders’ equity	$4,078,343

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Revenues	$510,564	$638,855	$1,601,879	$1,623,235
Royalties	3,958	(519)	90,716	1,413
	514,522	638,336	1,692,595	1,624,648

Cost of sales	353,237	349,411	896,080	802,631
Gross profit	161,285	288,925	796,515	822,017

Selling, general and administrative	488,061	488,957	1,635,356	1,901,788
Research and development	54,389	39,309	131,248	127,860
Loss from operations	(381,165)	(239,341)	(970,089)	(1,207,631)

Other income (expenses)
Gain on sale of available for sale securities	—	—	—	1,642,050
Net realized and unrealized loss on investments	(1,964)	(23,033)	(9,488)	(88,712)
Gain on sale of machinery	86,062	—	86,062	—
Other income	641	100,717	64,465	261,564
Interest expense	(33,017)	(28,503)	(78,469)	(86,300)
Interest income	9,226	28,263	33,233	57,435
Net income(loss)	(320,217)	(161,897)	(874,286)	578,406

Preferred dividends	—	—	—	(47,671)

Net income(loss) available to common stockholders	$(320,217)	$(161,897)	$(874,286)	$530,735

Basic earnings per common share	$(0.04)	$(0.02)	$(0.11)	$0.07

Diluted earnings per common share	$(0.04)	$(0.02)	$(0.11)	$0.06

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2005	2004

OPERATING ACTIVITIES:
Net income(loss)	$(874,286)	$578,406
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	74,782	80,055
Amortization	2,227	2,227
Provision for doubtful accounts	4,597	22,367
Provision for slow-moving inventory	62,641	(116,379)
Gain on sale of available for sale securities	—	(1,642,050)
Gain on sale of machinery	(86,062)	—
Amortization of deferred financing charges	—	50,000
Net losses on investments	9,488	88,712
Other	56	—

Changes in operating assets and liabilities:
Accounts receivable	34,191	(85,012)
Inventories	(159,928)	(61,882)
Prepaid expenses and other current assets	(27,381)	(74,103)
Accounts payable	(117,685)	(1,112,847)
Compensation and employee benefits	12,196	(555,973)
Other accrued liabilities	(22,099)	(268,365)
Accrued restructuring costs	(245,291)	(38,825)
Net cash used in operating activities	(1,332,554)	(3,133,669)

INVESTING ACTIVITIES:
Purchases of property and equipment	(42,880)	(37,863)
Proceeds from sale of machinery	94,759	—
Proceeds on sale of available for sale securities	—	5,335,125
Investments in government securities	—	(2,901,799)
Sales and maturities of government securities	461,908	919,835
Net cash provided by investing activities	513,787	3,315,298

FINANCING ACTIVITIES
Series B Preferred dividends	(40,000)	(47,671)
Margin loans on investments	1,230,000	600,000
Payments on margin loans	(436,691)	(600,000)
Repayment of related party note payable	(682,056)	—
Proceeds from note payable	682,000	—
Payments on note payable	(26,578)	—
Net cash provided(used) by financing activities	726,675	(47,671)

Increase(decrease) in cash	(92,092)	133,958
Effect of exchange rates on cash	(9,913)	(2,874)
Increase(decrease) in cash	(102,005)	131,084

Cash at beginning of period	222,683	217,581

Cash at end of period	$120,678	$348,665

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists, the buyer is obligated to pay and such obligation would not be changed in the event of theft or physical destruction or damage of the product; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company grants a thirty day unconditional money-back guarantee on selected products and a warranty for one year on parts and labor on defective products.  The Company accrues its estimated exposure to returns and warranty claims based upon historical average returns and claims paid.  The Company recognizes the related estimated warranty expense when title is transferred to the customer, generally upon shipment. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local independent warehouse.  Only the Company’s Anthos dental chairs and its networked camera systems require installation, and revenue is not recorded until the installation is complete.  The Company’s policy is to include shipping and handling costs, net of the related revenues, in costs of good sold.

Inventories

Inventories consist of the following at September 30, 2005:

Finished goods	$293,569
Raw materials, parts and supplies	712,255

Total inventory net of reserve	$1,005,824

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to a complete valuation allowance.

The Company recorded a $62,641 increase in the reserve for the nine month period ended September 30, 2005.  The Company’s reserve for slow moving inventory was $2,590,565 as of September 30, 2005. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at September 30, 2005; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net earnings(loss) available to common shareholders	$(320,217)	$(161,897)	$(874,286)	$530,735

Numerator for basic earnings per share	(320,217)	(161,897)	(874,286)	578,406

Numerator for dilutive earnings per share	(320,217)	(161,897)	(874,286)	530,735

Denominator for basic earnings per share - weighted average shares	8,189,306	7,939,306	8,189,306	7,939,306
Dilutive potential common shares:
Options	—	—	—	103,961
Warrants	—	—	—	21,895
Series B Preferred Stock	—	—	—	1,000,000
Dilutive potential common shares	—	—	—	1,125,855

Denominator for diluted earnings per share - adjusted weighted-average shares after assuming conversion	8,189,306	7,939,306	8,189,306	9,065,161
Basic earnings per common share available to common shareholders	$(0.04)	$(0.02)	$(0.11)	$0.07
Diluted earnings per common share available to common shareholders	$(0.04)	$(0.02)	$(0.11)	$0.06

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

Pro forma information regarding net income and earnings per share is required by Statement 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002 respectively: risk-free interest rate of 6.5%, 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .771, .913 and .999 and a weighted-average expected life of the option of three to five years.  No options were granted in 2003 or 2004 or during the nine months ended September 30, 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income(loss) available to common stockholders as reported	$(320,217)	$(161,897)	$(874,286)	$530,735

Net income(loss) per share, basic, as reported	$(0.04)	$(0.02)	$(0.11)	$0.07
Net income per share, assuming dilution, as reported	$(0.04)	$(0.02)	$(0.11)	$0.06
Stock based employee compensation, net of tax effects, included in net income(loss) as reported	—	—	—	—
Stock based compensation, net of tax effects, under the fair value method	—	—	—	(74,556)

Pro forma net income(loss) available to common stockholders	$(320,217)	$(161,897)	$(874,286)	$456,179

Pro forma net income(loss) available to common stockholders per share, basic	$(0.04)	$(0.02)	$(0.11)	$0.06
Pro forma net income(loss) available to common stockholders per share, assuming dilution	$(0.04)	$(0.02)	$(0.11)	$0.05

In May 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers, directors, consultants and other key personnel.  A maximum of 1,000,000 common shares may be issued under the Plan.

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
Domestic	$455,227	$518,329	$1,280,306	$1,323,540
International	55,337	120,526	321,573	299,695
	$510,564	$638,855	$1,601,879	$1,623,235

Reconciliation of revenues:
Total segment revenues	$510,564	$638,855	$1,601,879	$1,623,235
Other	3,958	(519)	90,716	1,413
Total revenues	$514,522	$638,336	$1,692,595	$1,624,648

Operational earnings:
Domestic	$106,967	$147,285	$163,886	$418,025
International	32,882	52,903	191,394	123,220
	$139,849	$200,188	$355,280	$541,245

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$139,849	$200,188	$355,280	$541,245
Other operational earnings	3,958	(519)	90,716	1,413
Research & development expense	(54,389)	(39,310)	(131,248)	(127,860)
Administrative expenses	(470,583)	(399,700)	(1,284,837)	(1,622,429)
Loss from operations	$(381,165)	$(239,341)	$(970,089)	$(1,207,631)

International revenues by country:
Japan	$14,643	$52,898	$135,251	$94,739
Germany	1,363	47,198	97,880	128,942
Italy	510	2,876	655	3,392
Canada	20,023	36,202	41,214	50,973
Other	18,798	(18,648)	46,573	21,649
	$55,337	$120,526	$321,573	$299,695

September 30, 2005
Long-lived assets:
Domestic	$1,280,429
International	326
$1,280,755

4.     Comprehensive Income (Loss)

Total comprehensive loss, net of the related estimated tax, was ($884,199) for the nine months ended September 30, 2005.  Total comprehensive income, net of the related estimated tax, was $551,058 for the nine months ended September 30, 2004.  The components of comprehensive loss are net loss and foreign currency translation for 2005.  The components of comprehensive income for 2004 are net income, net unrealized loss on available for sale securities and foreign currency translation.

5.     Litigation

On February 7, 2005, the Company signed a mutual release and settlement agreement with Cefla, S.C.R.L.  Accruals for this settlement were made in the period ended December 31, 2003.  The settlement was paid in the first quarter of 2005.

On October 24, 2004, the Company filed a lawsuit against Michael D. Stewart, an attorney who represented the Company on a contingency fee basis in litigation against Big Sky Laser Technologies, Inc.  After a “walk-away” settlement agreement was verbally agreed to by both parties, Mr. Stewart encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement.  After the court ordered dismissal of the Big Sky lawsuit, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had the Company not elected to enter into the settlement agreement, and sought arbitration of his contingency fee agreement in pursuit of this claim.  The Company’s motion for summary judgment as to all the claims has been granted by the arbitrator, with the exception of Mr. Stewart’s claims for any unpaid fees for defending the Company in the underlying lawsuit, which remains pending before the arbitrator.

6.     Margin Loans

During the first quarter of 2005, the Company borrowed $850,000 in margin loans from its investment brokerage house.  Interest received and matured securities were used as payments on these loans with additional borrowing as needed for cash flow.  The balance on the margin loan as of September 30, 2005 was $793,309.  The margin loans were set up with a variable interest rate.  The interest rate as of September 30, 2005 was 7.875%.  There are no specific due dates for these loans.

7.     Note Payable

On February 9, 2005 the Company entered into a secured loan agreement with the Texas State Bank in the amount of $682,000.  The loan is secured by a primary lien on the Company’s building and other real property.  Interest on the loan is set at the prime rate plus 1%.  The prime rate was 5.5% on February 9, 2005.  The prime rate was 6.75% on September 30, 2005.  The principal on the loan is payable in 35 monthly installments of $3,789 with the final principal payment due in full in February 2008.  The funds received from this loan were used to pay the note held by Aimee Maroney.

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

To the extent it is entitled, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2004 Annual Report on Form 10-KSB. There have been no material changes to that information during the first nine months of 2005.

Results of Operations

For the three months ended September 30, 2005, revenue was $510,564 compared to $638,855 for the same period in 2004, a decrease of 20%.  For the three-month period, domestic revenues decreased $63,102 or 12%, and international revenues decreased $65,189 or 54%.  The decrease during the three-month period resulted primarily from a one time sale of $53,000 in camera parts in 2004, a decrease of $79,800 in KCP product line sales and a $31,800 decrease in parts sales.  Included in the decrease is $35,100 in sales in 2004 from the Company’s wholly owned subsidiary which ceased operations in 2004.  These decreases were partially offset by an increase of $110,260 in sales of the Company’s industrial product line.  The decrease in sales of the KCP product line during the period is primarily due to a concentrated effort on the development and introduction of a new product, the HydroJet®, and reduced emphasis on sales of the existing product line.  With the introduction of the HydroJet® and new marketing strategies, the Company expects revenues in the KCP product line to increase in future periods.  The increase in industrial sales was primarily due to a $75,000 special order.

For the nine months ended September 30, 2005, revenue was $1,601,879 compared to $1,623,235 for the same period in 2004, a decrease of 1%.  The decrease in revenue resulted primarily from the cessation in 2005 of operations of the Company’s wholly-owned subsidiary in Germany which contributed $114,109 in sales in 2004, the lack of revenue from a product that had $34,000 in trial sales during 2004, a $94,500 decrease in camera sales, and a $18,320 decrease in repairs and parts sales.  These decreases were partially offset by an increase of $80,700 in sales of the KCP product line and $169,000 increase in industrial sales.  The Company believes that sales in both of these product lines will continue to increase.

Additionally, royalties increased $89,303 for the nine months ended September 30, 2005 due to licensing agreements related to the Company’s air abrasion patent signed in 2005 with Danville Engineering and KaVo.

Gross profit as a percentage of revenues was 32% and 50% for the three and nine month periods ended September 30, 2005, compared to 45% and 51% for the same periods in 2004.  The decrease for the three-month period was primarily attributable to $70,566 increase to the inventory reserve, $10,864 increase in expenses for modifications made to inventory on hand, and $17,127 increase in warranty expenses and provision.  The increases were partially offset by $22,957 decrease in the labor overhead variance  The decrease in gross profit for the nine month period resulted primarily from $41,453 increase to the inventory reserve in 2005 and $30,364 increase in expenses for modifications made to inventory on hand.

Selling, general and administrative expenses were $488,061 and $1,635,356, for the three and nine month periods ended September 30, 2005 compared to $488,957 and $1,901,788 for the same periods in 2004, constituting a decrease of less than 1% for the three-month period and 14% for the nine month period.  The decrease for the nine month period includes approximately $200,000 decrease in legal and other professional fees relating to matters settled in 2004, a $53,614 gain on a legal settlement in the first quarter of 2005 which was previously accrued in the fourth quarter of 2003 and nonrecurring vendor settlements of $77,078 in 2004.

Research and development expenses were $54,389 and $131,248 for the three and nine month periods ended September 30, 2005 compared to $39,309 and $127,860 for the same period in 2004, an increase of 38% and 3% respectively.  Research and development expenses during the third quarter of 2005 were used primarily for the development and introduction of the Company’s new HydroJet®.

For the nine month period ended September 30, 2005, the net loss available to common shareholders was ($874,286) compared to $530,735 for the same period in 2004.  Net income for the nine months ended September 30, 2004 includes $1,642,050 in gain as a result of the sale of the Biolase Shares.  The Company experienced a loss from operations of ($970,089) for the nine months ended September 30, 2005, compared to a loss from operations of ($1,207,631) in the same period of 2004, constituting a decrease of 20%.   Royalty revenue increased $89,303 for the nine months ended September 30, 2005 due to the signing of new licensing agreements on air abrasion with KaVo and Danville Engineering in 2005.   For the three-month period ended September 30, 2005, the net loss was ($320,217) compared to a net loss of ($161,897) for the same period in 2004.  The loss from operations for the three-month period ended September 30, 2005 was ($381,165) compared to a net operating loss of ($239,341) for the same period in 2004, constituting an increase of 62%.

Liquidity and Capital Resources

The Company’s operating activities used $1,332,554 in cash resources during the nine month period ended September 30, 2005.  Cash used in operating activities during this period included payments of legal settlements aggregating $215,000, payments of accrued restructuring costs of $245,291 and $117,685 reduction in accounts payable.

The Company is projecting that its cash reserves, including funds available through margin loans collateralized by the Company’s investments and the liquidation of some investments, will be substantially depleted within the next nine month period.  The Company has developed a plan to increase its cash resources through debt or equity issuance or other financing alternatives; however, there can be no assurance that the Company will be successful in the implementation of this plan.

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase in marketing efforts and the expansion of its dental product line.  AMT is focusing on products related to cosmetic and minimally invasive dentistry that will appeal to a larger segment of the dental market, as well as new markets which may or may not be related to its historical business.  The Company holds a unique patented process of hydrobrasion™ technology for dental caries extraction in a largely pain free manner.  In September 2005, the Company introduced a new unit, the HydroJet®, in its KCP product line, which concentrates on this process.  The Company also intends to increase the number of independent sales representatives marketing its products, and to extend its industrial market through additional dealer representatives.

The Company’s management continues to pursue several alternatives for expansion including expanding historical businesses, strategic acquisitions of businesses or product lines, and other potential business opportunities.  While management has invested substantial time and effort into exploring these alternatives, no definitive agreements have been reached or plans implemented to pursue any specific alternative at this time.  The Company anticipates the announcement of the acquisition of a new product line before year end. If the Company is successful in acquiring new businesses or product lines, the success of those acquisitions could be negatively impacted by the Company’s inability to integrate the new businesses into its current operations, to manufacture and market the product lines acquired and to retain qualified personnel required to staff those increased operations.  As such, there can be no assurance that the Company will be successful in generating a positive operational cash flow.

ITEM 3.          Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

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

After the court ordered dismissal of the Big Sky lawsuit was entered, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had AMT not elected to enter into the settlement agreement, and advised the Company that he would seek arbitration of his contingency fee agreement in pursuit of this claim.  On October 24, 2004, the Company filed a lawsuit in the 125th Judicial District, of Harris County, Texas, styled American Medical Technologies, Inc. v. Michael D. Stewart, Individually, and Michael D. Stewart, P.C., Cause no. 2004-60209, seeking a declaratory judgment to interpret the provisions of the contingency fee agreement with Mr. Stewart, and also requesting an award of attorney’s fees and costs.  The case was compelled to arbitration on February 11, 2005.  The Company’s motion for summary judgment as to all the claims has been granted by the arbitrator,  with the exception of Mr. Stewart’s claims for any unpaid fees for defending the Company in the underlying lawsuit, which remains pending before the arbitrator.

ITEM 6.          Exhibits

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

American Medical Technologies, Inc.

Date: November 11, 2005	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: November 11, 2005	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer