Form 10KSB
period 2005-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2006-04-17
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005, or

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

Common Stock, $.04 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $2,059,448

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $807,795 as of March 6, 2006 based upon the closing price of $0.16 reported on the OTC Bulletin Board on that date. For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant’s Common Stock are assumed to be affiliates.

There were 8,189,306 shares of the issuer’s Common Stock issued and outstanding on March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format:  (check one):  Yes  ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Item 6.	Management’s Discussion and Analysis or Plan of Operations

Item 7.	Financial Statements

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

SIGNATURES

EXHIBITS

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

AMT continued in 2005 the restructuring and recovery programs that were implemented in late 2002 and 2003 as a result of the aggregate losses of $28 million incurred in 2000, 2001 and 2002.   Significant time and efforts were expended in 2005 to protect the Company’s assets from excessive claims from outside claimants and lawsuits, as reported throughout the year.  The Company believes it was important to resolve these “negative” issues in preparation for formulating and implementing a “positive” growth strategy in 2006. The Company today is very lean and intends to acquire new dental products and dental companies to increase its presence in the dental market and increase revenues and profits in 2006.

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

In 2003 and 2004, the Company introduced “Hydrobrasion™” technology.  Hydrobrasion is the patented use of air, water and microparticles combined to form an effective cutting slurry that safely removes dental tooth structure and tooth decay utilizing minimally invasive dentistry.  In 2004, the Company introduced this technology in the KCP “Flexijet®”, an air abrasion unit with an integrated water system that dramatically diminishes overspray, lessons patient sensitivity and produces faster, more precise cutting.

In 2005, the Company developed and introduced the “Hydro Jet®” product which utilizes the Company’s patented hydrobrasion technology.

The Flexijet and Hydro Jet are best used in conjunction with modern tooth-colored composite restoration materials.  It is not recommended for removing large amalgam fillings.  The precision of the KCP, and the manner in which it prepares surfaces for restorations, allow for earlier treatment of decay and less destruction of the tooth while restoring it.  In many cases, the KCP may be used without anesthesia, allowing a dentist to treat teeth in different quadrants of the mouth during a single visit.  This is generally not possible when conventional instruments and anesthesia are used.

AMT also markets its Plasma Arc Curing System (“PAC”) as an accessory to its KCP.  The KCP1000 PAC combines an air abrasive cavity preparation system together with a composite curing light in a single instrument.  This allows dentists to efficiently switch from cavity preparation to curing.

The KCP is sold primarily in North America and Europe.  The KCP represented approximately 22% and 23% of AMT’s total revenues in each of 2005 and 2004, respectively.

Plasma Arc Curing Systems

AMT markets a PAC that utilizes a high intensity light source to rapidly cure composite tooth fillings.  Curing occurs in five to ten seconds, or at least twice as fast as most conventional curing lights.

AMT’s PAC products, components and accessories are sold primarily in North America and Europe.  PAC products represented approximately 6% of AMT’s total revenues in  2004 and 2005.

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

Ultracam products are sold primarily in North America and Europe.  The Ultracam products represented approximately 1% and 7% of AMT’s total revenue in 2005 and 2004,  respectively.

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

Industrial products accounted for 27% and 17% of AMT’s total revenues in 2005 and 2004,  respectively.

Parts and consumable sales represented 45% of revenues in each of 2004 and 2005.  The remaining percentage of revenues not itemized represents discontinued product lines.

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

Training and Service

Because AMT’s dental products represent new approaches to dentistry, training is a significant aspect of its marketing efforts.  AMT offers complimentary training on all of its products.  AMT encourages each purchaser to participate in ongoing continuing education regarding the use of AMT’s dental products and endeavors to share new developments as soon as reliable scientific support has been established.

AMT provides warranty and repair service for AMT’s products in the United States.  To service its dental products, AMT has a service department in Corpus Christi and has service arrangements with independent distributors for products in other markets.  To date, AMT has not experienced significant service problems.  AMT generally provides a one-year warranty on all of its products.

Competition

AMT has patents in the basic technologies, that the Company believes provide a competitive advantage.  AMT believes there are approximately three companies that presently sell competing dental air abrasive products and approximately 13 companies that presently sell competing intra oral camera systems.  AMT’s PAC and KCP products must also compete with conventional treatment methods using dental instruments or equipment that are generally less expensive and with which dentists are more familiar.

Many of these competing companies, particularly those that manufacture traditional dental equipment, have been in business longer, have greater resources and have a larger distribution network than AMT.  AMT’s competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products.  While AMT believes its products are competitive in terms of capabilities, quality and price, competition has adversely affected, and may in the future adversely affect, AMT’s business.

Patents

AMT believes its patents provide a competitive advantage in those countries where they have been issued.  AMT believes its technology patents and other patent rights provide a proprietary means to utilize that technology in dentistry.  In the United States, AMT has patents related to dental air abrasive systems and methods for using an air abrasive stream for dentistry that do not begin expiring until 2011, technology patents for air abrasive cavity preparation systemswhich will begin expiring in 2012, and industrial air abrasive patentswhich have expiration dates ranging from 2011 to 2017.  AMT also holds several industrial air abrasive patents in various other countries.  The Company has recently notified other companies that are selling air abrasion products in the dental industry of possible patent infringement.  As a result, two companies have signed license agreements with the Company to market air abrasion products.

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

AMT’s research and development expenditures for 2005 and 2004 were $182,074 and $152,252 respectively.  AMT’s research and development in 2005 focused primarily on the Hydro Jet.

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

Before they can be marketed, most medical devices introduced to the United States market are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a “510(k) Clearance”) or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and usually involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure.  In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is “substantially equivalent” to a predicate device other than one that has an approved PMA.  The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device.  The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) notification submission may take three to 12 months or longer.  If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device.  PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device.  FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device’s approved or cleared application.

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

Foreign Regulatory Requirements

International sales of medical devices are also subject to the regulatory requirements of each country.  Regulation of medical devices in foreign countries varies between countries.  The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company complies with the regulatory laws of such countries.  In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market.  The KCP, PAC and  intraoral cameras have been granted CE mark approvals which are recognized by most European countries, and may be sold in Germany and many other European markets.   Additional foreign authorizations to market its dental products are being sought by the Company where needed.

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

Employees

On February 22, 2006, AMT had 19 full-time employees and 1 part-time employee.  Of these employees, three were engaged in direct sales and marketing activities in addition to the six non-employee sales representatives.  Nine employees were engaged in manufacturing activities, and the remaining eight employees were in finance, administration, customer service, and research and development.  AMT has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

To the extent available, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the inability of the Company to find suitable new acquisitions or the expense or difficulty of integrating such acquisitions with current Company operations, adverse results in any of the Company’s material lawsuits, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to establish original equipment manufacturer agreements or strategic alliances and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations.  Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 2.                             DESCRIPTION OF PROPERTY

AMT owned an approximately 45,000 square foot manufacturing facility on 5.2 acres located at 5655 Bear Lane, Corpus Christi, Texas 78405, which houses its manufacturing and administration facilities.  Texas State Bank held a mortgage on the property. See Item 6 – Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources for more recent information regarding the ownership of this facility.

AMT leases approximately 600 square feet of office space in Keltern, Germany.

ITEM 3.                             LEGAL PROCEEDINGS

On October 24, 2004, the Company filed a lawsuit against Michael D. Stewart, an attorney who represented the Company on a contingency fee basis in litigation against Big Sky Laser Technologies, Inc. After a “walk-away” settlement agreement was verbally agreed to by both parties, Mr. Stewart encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement. after the court ordered dismissal of the Big Sky lawsuit, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had the Company not elected to enter into the settlement agreement, and sought arbitration of his contingency fee agreement in pursuit of this claim. On October 19, 2005, the arbitrator granted the Company’s motion for summary judgment as to all the claims, and on December 13, 2005 the arbitrator denied Mr. Stewart’s claim for any unpaid fees for defending the Company in the underlying lawsuit and  the Company’s request for attorney’s fees. On February 3, 2006, the Company filed  an unopposed motion to confirm the arbitration awards and for an agreed final judgment, which is still pending.

The Company is currently in arbitration for breach of employment contract claims filed by two former employees totaling $250,000. In April 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000. The Company is vigorously defending these claims; however, it is premature to judge the potential liability or outcome of these claims.

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

	High	Low
2005
First Quarter	$0.51	$0.34
Second Quarter	0.50	0.31
Third Quarter	0.38	0.28
Fourth Quarter	0.32	0.13

2004
First Quarter	1.05	0.47
Second Quarter	0.85	0.42
Third Quarter	0.51	0.28
Fourth Quarter	0.51	0.26

As of December 31, 2005 there were approximately 351 holders of record of AMT common stock based upon the records of the Company’s stock transfer agent and security position listings.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met:  1) a contract or sales arrangement exists, the buyer is obligated to pay and such obligation would not be changed in the event of theft or physical destruction or damage of the product; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company grants a thirty day unconditional money-back guarantee on selected products and a warranty for one year on parts and labor on defective products. The Company accrues its estimated exposure to returns and warranty claims based on historical average returns and claims paid. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local warehouse. None of the Company’s current product lines requires installation. The Company’s policy is to include shipping and handling costs, net of related revenues, in costs of goods sold.

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Payments on trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of trade receivables is reduced by a valuation allowance for any invoices over 90 days past due and 5% of the remaining balance. Additionally, management addresses significant individual accounts for collectibility and provides an additional allowance if necessary.

Inventories—Slow Moving

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.  For purposes of computing the valuation allowance at December 31, 2005, part usage was projected at 50% of 2005 part usage.  The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2005; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Results of Operations

For the year ended December 31, 2005 revenue was $2,059,448 compared to $2,237,741 in 2004, a decrease of approximately 8%. The decrease in revenue resulted primarily from the cessation in 2004 of operations of the Company’s wholly-owned subsidiary in Germany which contributed $136,266 in sales in 2004, the lack of revenue from a product that had $40,800 in trial sales in 2004,  decrease of $108,611 in camera sales in 2005 and decrease of $25,578 in repairs and parts sales in 2005. These decreases were partially offset by $191,900 increase in industrial air abrasion sales in 2005.

Additionally, royalties increased $83,202 in 2005 due to licensing agreements related to the Company’s air abrasion patents signed in 2005 with Danville Engineering and KaVo GmhH.

Gross profit as a percentage of revenues was approximately 31% for the year ended December 31, 2005 compared to 47% for the year ended December 31, 2004. The decrease in gross profit was primarily attributable to an increase of $267,200 of inventory added to the inventory valuation allowance in 2005. The Company does not anticipate a large additional increase in 2006 in the inventory valuation allowance.

Selling, general and administrative expenses were $2,203,286 and $2,693,427 for years ending December 31, 2005 and December 31, 2004 respectively, constituting a decrease of approximately 18%. The decrease in expense was primarily due to a $138,500 reduction in wage and bonuses, a $49,100 reduction in recruiting fees and a $149,400 decrease in legal fees.

Other income was $173,200 and $384,421 for the years ending December 31, 2005 and December 31, 2004 respectively. Of the amount for 2005, $86,062 is related to the gain on sale of machinery and $52,950 is related to the recovery of accounts receivable invoices that were previously reserved. Of the amount for 2004, $142,600 is related to vendor settlements and $101,700 is related to the settlement of the Big Sky lawsuit.

Research and development expenses were $182,074 and $152,252 for December 31, 2005 and December 31, 2004 respectively. The increase of $29,822 was primarily due to the development of the Company’s Hydro Jet in 2005.

Liquidity and Capital Resources

The Company’s operating activities used $1,520,997 in cash resources in 2005. Cash used in operating activities in 2005 included payments of legal settlements aggregating $215,000, payments of accrued restructuring costs of $245,291 and reduction in accounts payable of $157,982. The Company’s operating activities in 2004 used $3,399,701 in cash resources. Cash received upon the sale of the 307,500 shares of Biolase Shares in March 2004, as reported in investing activities, was used to make payments on outstanding liabilities in 2004.

The Company’s investing activities in 2005 provided $598,670. The cash provided by investing activities in 2005 related primarily to the sales and maturities of government securities.

The Company’s financing activities in 2005 provided $744,289. The cash provided by financing activities in 2005 consisted primarily of margin loans net of repayments.

The Company was projecting that its current cash reserves, including funds available through margin loans collateralized by the Company’s investments and the liquidation of some investments, would be substantially depleted by July, 2006. However, on April 11, 2006 the Company sold its 45,000 square foot Corpus Christi facility for $1.9 million to the Sepulveda Group, a California limited liability company. The Company entered into a five year lease back of the facility with a monthly rent of $20,385. The lease provides for a 3% yearly rent increase and an option to extend the lease for an additional five years. The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds will be used to reduce liabilities and for operational expenses as needed.

On April 11, 2006, the Company entered into a licensing agreement with Discus Dental Holdings, Inc. (“Discus”) and its wholly owned subsidiary, Spectrum Dental, Inc. (“Spectrum Dental”), a leading provider of professional tooth whitening products under the brand names of “Contrastpm”, “Contrastpmplus” and “Contrastam”, under which AMT became the exclusive distributor of the Spectrum Dental product line, with an anticipated positive cash flow of approximately $50,000 per month. The Sepulveda Group, LLC is affiliated with Discus. In full payment for the license, the Company issued Discus a warrant to purchase 2,500,000 shares of common stock at $0.20 per share. The success of the distributorship could be negatively impacted by the Company’s inability to integrate the new business into its current operations, to market the product lines acquired and to retain qualified personnel required to staff the increased operations. As such, there can be no assurance that the Company will be successful in generating a positive operational cash flow

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase in marketing efforts and the expansion of its dental product line. AMT is focusing on products related to cosmetic and minimally invasive dentistry that will appeal to a larger segment of the dental market, as well as new markets which may or may not be related to historical business. The Company believes its unique patented process of hydrobrasion technology for dental caries extraction and its recent introduction of the Hydro Jet, will contribute significantly to an increase in revenues. The Company also intends to increase the number of independent sales representatives marketing its products, and to extend its industrial market through additional dealer representatives.

The Company’s management continues to pursue several other alternatives for expansion including expanding historical businesses, with strategic acquisitions of businesses or product lines, and other potential business opportunities. The Company has diligently pursued possible acquisition candidates.

On February 9, 2005 the Company entered into a secured loan with Texas State Bank in the principal amount of $682,000. The loan is secured by a primary lien on the Company’s building and other real property. Interest on the loan is set at the prime rate plus 1%. The principal on the loan is payable in 35 monthly installments of $3,789 with the final principal payment due in full in February 2008. The funds received from this loan were used to retire the note previously held by Aimee Maroney which matured on December 31, 2004.

The following table summarizes AMT’s contractual obligations as of December 31, 2005:

	2006	2007	2008	2009 and thereafter	Total
Note payable including interest *	$96,888	$93,137	$560,755	$—	$750,780
Operating leases	1,287	—	—	—	1,287
Total contractual cash obligations	$98,175	$93,137	$560,755	$—	$752,067

* Variable interest rate on note. Interest rate used was as of December 31, 2005.

New Accounting Standards and Disclosures

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

Off Balance Sheet Arrangements

As of December 31, 2005, The Company has no off balance sheet arrangements.

ITEM 7.                             FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors
American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Houston, Texas
March 3, 2006, except as to Note 9, which is dated April 14, 2006

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,217	$222,683
Investments	1,237,718	1,804,713
Accounts receivable, less allowance of approximately $139,000 in 2005 and $188,000 in 2004	100,158	209,259
Inventories, net	709,559	908,537
Prepaid expenses and other current assets	105,407	134,733
Total current assets	2,187,059	3,279,925

PROPERTY AND EQUIPMENT, net	1,267,660	1,321,354

INTANGIBLE ASSETS, net	4,441	7,411

Total assets	$3,459,160	$4,608,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$737,319	$895,301
Compensation and employee benefits	88,916	46,856
Accrued restructuring costs	65,892	311,183
Other accrued liabilities	182,028	178,178
Margin loan on investment account	822,290	—
Note payable, current portion	45,467	—
Total current liabilities	1,941,912	1,431,518

Note payable, net of current portion	598,644	—
Note payable to related party	—	682,056

Total liabilities	2,540,556	2,113,574

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

SERIES B PREFERRED STOCK, $.01 par value, manditorily redeemable, authorized 575,000 shares, 400,000 shares issued and outstanding	400,000	400,000

STOCKHOLDERS’ EQUITY:
Preferred Stock, authorized 9,425,000 shares, none outstanding
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 8,189,306	327,572	327,572
Additional paid-in capital	42,599,667	42,620,977
Accumulated deficit	(42,263,832)	(40,639,058)
Foreign currency translation	(400,145)	(389,717)
Total stockholders’ equity	518,604	2,095,116
Total liabilities and stockholders’ equity	$3,459,160	$4,608,690

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES	$2,059,448	$2,237,741

ROYALTIES	101,886	18,684
	2,161,334	2,256,425
COST OF SALES	1,424,109	1,197,695
Gross profit	737,225	1,058,730

COST AND EXPENSES:
Selling, general and administration	2,203,286	2,693,427
Research and development	182,074	152,252
Loss from operations	(1,648,135)	(1,786,949)

OTHER INCOME (EXPENSES):
Gain on sale of available for sale securities	—	1,642,050
Net realized and unrealized losses on investments	(7,086)	(94,102)
Other income	173,200	384,421
Interest income	42,430	—
Interest expense	(105,183)	(115,944)
Net income (loss)	(1,544,774)	29,476

Preferred dividends	(40,000)	(87,671)

Net loss available to common shareholders	$(1,584,774)	$(58,195)

Basic earnings per common share	$(0.19)	$(0.01)

Diluted earnings per common share	$(0.19)	$(0.01)

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2005 AND 2004

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	FOREIGN CURRENCY	UNREALIZED GAIN ON AVAILABLE FOR SALE
	SHARES	AMOUNT	CAPITAL	DEFICIT	TRANSLATION	SECURITIES	TOTAL
Balance at December 31, 2003	7,939,306	317,572	42,636,148	(40,493,192)	(401,259)	1,411,425	$1,470,694
Net income	—	—	—	29,476	—	—	29,476
Foreign currency translation	—	—	—	—	11,542	—	11,542
Realization of unrealized gain on available for sale securities	—	—	—	—	—	(1,411,425)	(1,411,425)
Comprehensive income	—	—	—	—	—	—	(1,370,407)
Preferred Dividends	—	—	(87,671)		—	—	(87,671)
Issuance of common stock	250,000	10,000	72,500	—	—	—	82,500

Balance at December 31, 2004	8,189,306	327,572	42,620,977	(40,639,058)	(389,717)	—	2,095,116

Net loss	—	—	—	(1,544,774)	—	—	(1,544,774)
Foreign currency translation	—	—	—	—	(10,428)	—	(10,428)
Comprehensive Income	—	—	—	—	—	—	(1,555,202)
Preferred Dividends	—	—	(40,000)		—	—	(40,000)
Option grants	—	—	18,690	—	—	—	18,690

Balance at December 31, 2005	8,189,306	327,572	42,599,667	(42,263,832)	(400,145)	—	$518,604

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(1,544,774)	$29,476
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	100,995	105,297
Amortization	2,970	2,970
Amortization of deferred financing charges	—	66,667
Provision for slow-moving inventory	267,199	(83,221)
Provision of doubtful accounts	4,597	17,626
Gain on sale of machinery	(86,062)	—
Gain on sale of available for sale securities	—	(1,642,050)
Net losses on investments	7,086	94,102
Expense related to option grants	18,690	—
Other	56	—

Changes in operating assets and liabilities; net of assets and liabilities associated with the sale of dental laser assets:
Accounts receivable	104,504	(16,443)
Inventories	(68,221)	89,619
Prepaid expenses and other current assets	29,326	2,648
Accounts payable	(157,982)	(996,914)
Compensation and employee benefits	42,060	(553,684)
Accrued restructuring costs	(245,291)	(44,648)
Other accrued liabilities	3,850	(511,919)
Net cash used in operating activities	(1,520,997)	(3,439,701)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(55,998)	(37,878)
Proceeds from sale of machinery	94,759	—
Proceeds on sale of available for sale securities	—	5,335,125
Investments in government securities	—	(2,901,799)
Sales and maturities of government securities	559,909	1,002,984
Net cash provided by investing activities	598,670	3,398,432

FINANCING ACTIVITIES:
Series B preferred dividends	(40,000)	(47,671)
Margin loans on investments	1,350,000	—
Payments on margin loans	(527,710)	—
Repayment of related party note payable	(682,056)	—
Proceeds from note payable	682,000	—
Payments on note payable	(37,945)	—
Issuance of common stock	—	82,500
Net cash provided by financing activities	744,289	34,829

Net decrease in cash	(178,038)	(6,440)
Effect of exchange rates on cash	(10,428)	11,542
Increase(decrease) in cash	(188,466)	5,102

CASH, at beginning of year	222,683	217,581

CASH, at end of year	$34,217	$222,683

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.

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

Going Concern — The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,544,774 for the year ended December 31, 2005. The Company projected that its current cash reserves, including funds available through margin loans collateralized by the Company’s investments and the liquidation of some investments, would be substantially depleted by July 2006. These matters raised substantial doubt about the Company’s ability to continue as a going concern.

On April 11, 2006, the Company entered into a licensing agreement with Spectrum Dental, Inc. (“Spectrum Dental”), a wholly owned subsidiary of Discus Dental Holdings, Inc. (“Discus”) and a leading provider of professional tooth whitening products, under which AMT became the exclusive distributor of the Spectrum Dental product line. The Company also sold its 45,000 square foot Corpus Christi facility for $1.9 million to the Sepulveda Group, LLC, a company affiliated with Discus, with a five year lease back. The Company believes the cash received from the sale of the facility along with the anticipated increase in cash flow resulting from sales of Spectrum Dental products, substantially mitigates the doubt about its ability to continue as a going concern. See additional discussion at Note 9.

Restructuring Costs — In the second quarter of 2002 the Company adopted a restructuring plan that called for the closure of its remaining sales and service branches and significant reductions in the number of employees in mid-June.  As part of the restructuring, a total of 49 employees were terminated, comprised of field sales and service personnel, manufacturing employees and administrative personnel.  As of September 30, 2002 the Company had vacated all of its former sales and service centers.  Costs such as employee severance, lease termination costs and other exit costs have been recorded as of the date the restructuring plan was finalized.  Other restructuring costs include approximately $5,000 in accrued attorney’s fees related to the termination of several of the Company’s German employees, approximately $34,000 in non-cash expenses associated with the write-off of abandoned leasehold improvements and property due to the closure of the branch offices, and approximately $18,500 of forfeited security deposits related to the abandoned offices.  None of the expenses accrued as part of the restructuring has any benefit for future operations.

In the first quarter of 2005, the $245,291 accrued as employee severance was paid reducing the total accrual to $65,892. Certain costs were estimated based on the latest available information.  The breakdown of the Company’s restructuring costs as of December 31, 2005 is as follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(386,196)	(74,466)	(70,257)	(73,084)	(358,712)
Balance at December 31, 2005	$—	$65,892	$—	$—	$65,892

Inventories — Inventories are stated at the lower of cost, determined by the first-in first-out method, or market.  At December 31, 2005 and 2004, inventories consisted of the following:

	2005	2004
Finished goods	$225,065	$134,428
Raw materials, parts and supplies	484,494	774,109
	$709,559	$908,537

Inventories at December 31, 2005 and 2004 are net of valuation allowances of $1,674,331 and $2,527,924 respectively. In the fourth quarter of 2005, the Company wrote off approximately $1.1 million of inventory that was previously reserved.

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance. For purposes of computing the valuation allowance at December 31, 2005, part usage was projected at 50% of 2005 part usage. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2005; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to 39 years.  Depreciation is not included in cost of sales.  At December 31, 2005 and 2004 property and equipment consisted of the following:

	2005	2004
Building and improvements	$1,556,824	$1,547,532
Machinery and equipment	470,110	644,158
Office furniture and computers	445,468	418,886
	2,472,402	2,610,576
Accumulated depreciation	(1,204,742)	(1,289,222)
	$1,267,660	$1,321,354

Investments – In March, 2004, the Company sold 307,500 shares of stock in Biolase Technology, Inc. (the “Biolase Shares”) received in the sale of the Company laser assets in May 2003 for gross proceeds of $18.50 per share, or a total of $5,699,750. The net proceeds of the sale were approximately $5.3 million. The Company invested a total of $3 million in U.S. Treasury backed securities, of which $1 million was used to invest in notes with varying maturities and the remaining $2 million was invested in a managed account. The Biolase Shares were initially classified as available-for-sale securities that have readily determinable fair value based upon the closing price of these securities on the publicly-traded market. Unrealized holding gains and losses arising during the period, net of related tax effect, are excluded from earnings and are included in other comprehensive income. During the third quarter of 2004, the Company reclassified the investments as trading securities, and unrealized gains and losses were included in net earnings.

During 2005, the Company borrowed $1.35 million in margin loans from its investment brokerage house. Interest received and matured securities were used as payments on these loans, with additional borrowing as needed for cash requirements. The balance on the margin loans as of December 31, 2005 was $822,290. The margin loans were set up with a variable interest rate. The interest rate as of December 31, 2005 was 8.375%. There are no specific due dates for these loans.

Revenue Recognition — The Company recognizes revenue when all of the following criteria are met:  1) a contract or sales arrangement exists, the buyer is obligated to pay and such obligation would not be changed in the event of theft or physical destruction or damage of the product; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company grants a thirty day unconditional money-back guarantee on selected products and a warranty for one year on parts and labor on defective products. The

Company accrues its estimated exposure to returns and warranty claims based on historical average returns and claims paid. The Company recognizes revenue on certain sales to two of its international distributors under terms that require shipment to a local warehouse. None of the Company’s current product lines require installation. The Company’s policy is to include shipping and handling costs, net of related revenues, in costs of goods sold.

Receivables and Credit Policies -Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Payments on trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of trade receivables is reduced by a valuation allowance for any invoices over 90 days past due and 5% of the remaining balance. Additionally, management addresses significant individual accounts for collectibility and provides an additional allowance if necessary.

Intangible Assets — Intangible assets consist of patents, and are stated at cost less accumulated amortization.

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment.  Intangible assets with finite useful lives will continue to be amortized over their useful lives.

The Company has amortizable intangible assets as of December 31, 2005 and 2004 as follows:

	2005	2004
Patents, trademarks and other	$59,376	$59,376
Accumulated amortization	(54,935)	(51,965)

	$4,441	$7,411

Amortization expense related to finite lived intangibles was $2,970 for each of the years ended December 31, 2005 and 2004.  The following table shows the estimated amortization expense in total for all finite lived intangible assets to be incurred over the next five years.

Years Ended December 31,
2006	$2,970
2007	1,471
Thereafter	—
$4,441

Earnings Per Share — The following table sets forth the computation for basic and diluted earnings per share:

	2005	2004
Net loss available to common shareholders	$(1,584,774)	$(58,195)

Numerator for basic and diluted earnings per share	(1,584,774)	(58,195)

Denominator for basic earnings per share — weighted average share	8,189,306	7,980,973
Dilutive potential common shares	—	—

Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversion	8,189,306	7,980,973
Basic and diliuted earnings per common share	$(0.19)	$(0.01)

Comprehensive Income (Loss) — The Financial Accounting Standards Board’s Statement No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments and unrealized income (loss) on available for sale securities to be included, along with net income (loss), in comprehensive income (loss).  For 2005 and 2004 the Company’s Comprehensive Income (Loss) was ($1,555,202) and ($1,370,407), respectively.

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

Stock Based Compensation — The Company grants stock options to employees for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant.  The Company accounts for stock option grants to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Advertising — The Company expenses advertising costs as incurred.  Advertising expense approximated $34,800 and $23,800 in 2005 and 2004, respectively.

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

Fair Value of Financial Instruments — The fair value of the Company’s cash, accounts receivable, note payable and accounts payable approximates their carrying value due to their short-term nature.  The fair value of the Company’s note payable, margin loan and preferred stock approximate fair value as their terms and yield approximates current market conditions.

New Accounting Standards and Disclosures - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Shared Based Payment.” (“SFAS 123R”).  This statement is a revision of SFAS Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS 123R addresses all forms of shared based compensation (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.  This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is in the process of evaluating whether SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

2.             AGREEMENTS WITH RELATED PARTIES

Roger Dartt —The Company renewed its employment agreement with Mr. Dartt effective June 1, 2004 and extended the term to end December 31, 2006.  Under the renewed employment agreement, Mr. Dartt’s base salary is $250,000 per year, and he received a signing bonus of $166,000, which he used to purchase 250,000 shares of Company common stock at $0.33 per share pursuant to options previously granted.  The employment agreement can be terminated for cause if Mr. Dartt fails to follow the reasonable instructions of the Board of Directors, commits acts that are felonious, dishonest, unethical or inconsistent with normal business standards, wrongfully discloses confidential information, competes with the Company in violation of the agreement or grossly neglects his duties.  If his employment is terminated without cause, Mr. Dartt will be entitled to the lesser of twelve months’ salary or the amount due in base salary for the remaining term of the agreement. If the Company experiences a change in control and Mr. Dartt is unable to negotiate a satisfactory employment arrangement with the new controlling party, Mr. Dartt will be entitled to a change of control payment of the lesser of 12 months’ salary or the compensation due to him for the remaining term of the agreement. Mr. Dartt agreed not to compete with the Company during his employment and for one year after termination.  Mr. Dartt would receive a bonus of 10% of the difference between the value of consideration paid to AMT’s shareholders and the then current market capitalization in the event of the merger, or sale of more than 35% of the outstanding shares of stock, of the Company.

Aimee Maroney — Aimee Maroney, the wife of William Maroney who is a director of the Company,  held the Company’s $750,000 note due December 31, 2004 until it was paid in full in February 2005.  The Company issued Mrs. Maroney 100,000 shares of Series B Preferred Stock in 2003 as consideration for her agreement to assume the note and amend its terms.

3.             SALE OF DENTAL LASER ASSETS

On May 21, 2003, the Company consummated the sale of its laser assets to Biolase Technology, Inc. for an aggregate purchase price of approximately $5,518,075. Of that total, $1.825 million was paid in cash. The noncash portion of the purchase price from the sale of assets was 307,500 Biolase Shares with an aggregate value of $3,693,075 based on the closing price for Biolase stock of $12.01 on the closing date of the sale. The Company classified the Biolase Shares as available for sale securities.

On March 3, 2004 the Biolase Shares were sold for gross proceeds of $18.50 per share, or a total of $5,688,750. The net proceeds to the Company were $5,335,125.

4.             NOTE PAYABLE

On February 9, 2005 the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000. The loan is secured by a primary lien on the Company’s building and other real property.  Interest on the loan is set at the prime rate plus 1%. The interest rate on the note was 8.25% as of December 31, 2005.  The principal on the loan is payable in 35 monthly installments of $3,789 plus interest with the final principal payment due in full in February 2008.  The funds received from this loan were used to retire the note held by Aimee Maroney which matured on December 31, 2004. See Note 9 for more recent information regarding this loan.

On June 17, 2003, Aimee Maroney assumed the position of the prior holder of the note on the real property, Value Bank, for $682,056, which was the outstanding principal balance under the Value Bank note. Mrs. Maroney then entered into an amendment of the note to provide for an interest rate of 5% per annum, with all principal and accrued interest payable in a single payment on December 31, 2004. As consideration for the purchase of the note by Mrs. Maroney and the amendment of the terms of the note, the Company issued to Mrs. Maroney 100,000 shares of its Series B Preferred Stock on July 29, 2003. Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company. The preferred shares were valued based on a recently subscribed price of $1.00 per share. The charge was reflected as deferred financing cost and was amortized to interest expense over the remaining term of the note.

The Company paid interest of approximately $105,100 and $82,000 in 2005 and 2004, respectively.

5.             PREFERRED STOCK, STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

The Company has authorized up to 575,000 shares of Series B Preferred Stock at a per share price of $1 per share.  The holders of Series B Preferred Stock are entitled to (i) receive an annual cumulative dividend at the rate of 10%, payable prior to dividends on any shares of common stock, (ii) two and one-half times the number of votes to which a holder of the same number of common shares is entitled, (iii) receive two and one-half shares of common stock for each share of Series B Preferred Stock tendered for conversion after September 30, 2005, (iv) require the Company to redeem shares of Series B Preferred Stock at the original sale price, plus accrued cumulative dividends, upon prior notice after September 30, 2005, or in the event of a merger, sale of a majority of the stock or sale of substantially all the assets of the Company, and (v) receive a liquidation preference equal to the original sale price plus accrued cumulative dividends, prior to the rights of holders of the Series A Preferred Stock and the common stock.  On September 30, 2007, all outstanding shares of Series B Preferred Stock are redeemable at the original sale price plus accrued cumulative dividends. The Series B Preferred Stock are presented outside of permanent equity due to the redemption feature.

As of December 31, 2005, the Company had 400,000 shares of Series B Preferred Stock outstanding. The Company declared $40,000 of Series B Preferred dividends in the year ended December 31, 2005 which are reflected in other accrued liabilities. The Company declared $87,671 of Series B Preferred dividends in the year ended December 31, 2004. The Company paid $47,671 of the dividends by December 31, 2004 and the additional $40,000 was paid in 2005.

In December 2002, the Company issued 300,000 shares of Series B Preferred Stock to certain officers, directors or accredited investors in a private placement at purchase price of $1.00 per share. In July 2003, the Company issued Mrs. Maroney 100,000 shares of Series B Preferred Stock as consideration for her agreement to assume the note previously held by ValueBank.

In October, 2005, Company issued options to purchase an aggregate of 150,000 shares of the Company’s common stock to Dr. Ross Nash and Rob Carpenter for five years at a price of $0.27 per share, the market price on the date of the grant, as consideration for a two year gold level sponsorship in The Nash Institute. Of the options issued, 75,000 were exercisable on the date of the grant, with the remaining 75,000 vesting one year from the grant date. The fair value of the options issued was estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions:  risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the option of three years.  The calculated fair value of the option was $37,380. The Company recorded $18,690 as other professional fees in the fourth quarter of 2005. The remaining expense will be recorded in 2006 when the remaining options vest.

The Company had three stock option plans for employees, officers, directors, consultants and other key personnel which expired prior to December 31, 2004.    As of December 31, 2005, the Nonqualified Stock Option Plan has options outstanding to acquire 1,053 shares; the Long-Term Incentive Plan has options outstanding to acquire 8,112 shares; and the Stock Option Plan for Employees has no remaining options outstanding. On November 1, 2004, Roger Dartt exercised his option to purchase 250,000 shares at a price of $0.33 per share.

In May, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers and directors, consultants and other key personnel. Options to purchase 1,000,000 common shares may be granted under the Plan. As of December 31, 2005, no options were granted under the Plan.

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

Pro forma information regarding net income and earnings per share is required by Statement 123 and SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of those Statements.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2002, respectively: risk-free interest rate of 4.4% and 1.84%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .913 and .999 and a weighted-average expected life of the options of three to five years.  There were no employee stock options granted in 2005 or 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	2005	2004
Net income(loss), as reported	$(1,544,774)	$29,476
Net income(loss) per share, primary and dilutive, as reported	$(0.19)	$(0.01)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$—	$(16,569)

Pro forma net income(loss)	$(1,544,774)	$12,907
Pro forma net income(loss) per share, primary and dilutive	$(0.19)	$(0.00)

Stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2003	724,229	$1.65
Exercisable at December 31, 2003	660,949	1.78

Options granted	—	—
Options exercised	(250,000)	0.33
Options canceled	(464,127)	2.38

Outstanding at December 31, 2004	10,102	3.25
Exercisable at December 31, 2004	10,102	3.25

Options granted	150,000	0.27
Options exercised	—	—
Options canceled	(937)	2.42

Outstanding at December 31, 2005	159,165	0.45
Exercisable at December 31, 2005	84,165	0.60

A summary of options outstanding as of December 31, 2005 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$5.38 —6.75	3,237	3,237	$6.19	1.77
$2.00 —4.00	1,248	1,248	3.88	2.96
$0.86 —1.38	4,680	4,680	1.21	4.97
$0.27	150,000	75,000	0.27	4.79

Warrant activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2003	173,250	$2.44
Exercisable at December 31, 2003	173,250	2.44

Warrants issued	—	—
Warrants exercised
Warrants canceled	(75,000)	0.40

Outstanding at December 31, 2004	98,250	4.00
Exercisable at December 31, 2004	98,250	4.00

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	(98,250)	4.00

Outstanding at December 31, 2005	—	—
Exercisable at December 31, 2005	—	—

6.             INCOME TAXES

At December 31, 2005, the Company had approximately $23,000,000 of net operating loss carry forwards (“NOL’s”) for federal income tax purposes, which expire in various amounts in the years 2008 through 2024.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2005	2004
Allowance for doubtful accounts	$47,000	$64,000
Inventory valuation reserves	569,000	904,000
Compensation and employee benefits	30,000	16,000
Warranty reserve	15,000	25,000
NOL’s	7,879,000	7,400,000
Other	396,000	106,000
Deferred tax asset	8,936,000	8,515,000
Deferred tax liabilities	(51,000)	(47,000)
Net deferred tax asset	8,885,000	8,468,000
Valuation allowance	(8,885,000)	(8,468,000)
Net deferred tax asset	$—	$—

The Company’s income tax provision included the following:

	2005	2004
Current expense (benefit)	$—	$—
Deferred expense	—	—
	$—	$—

The following is a reconciliation of the Company’s expected income tax expense (benefit) based on statutory rates to the actual expense (benefit):

	2005	2004
Income taxes (benefit) at US statutory rate	$(525,223)	$10,022
Non-deductible amortization and expenses	58,546	2,372
Deferred tax asset valuation allowance adjustment	417,000	42,000
Net operating losses	49,677	(54,394)
	$—	$—

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109.  The change in the valuation allowance during 2005 of $417,000 reflects the increase in NOLs during 2004.

The Company paid no federal income tax during 2004 or 2005.

The Company’s investment in its foreign subsidiary is considered to be permanently invested, and no provision for U.S. federal and state income taxes on these translation adjustments has been provided.

7.              OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, and geographic areas.  Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

As of December 31, 2004, the Company ceased operations of its wholly owned subsidiary based in Keltern, Germany.  As required by German law, the Company maintained an office there for a period of one year, but no sales activities were generated from that location.  All activities after December 31, 2004 were coordinated by AMT’s U.S. operations.

The accounting policies of the business segments are consistent with those described in Note 1.

	2005	2004
Revenues:
Domestic	$1,698,379	$1,775,738
International	361,069	462,003
	$2,059,448	$2,237,741

Reconciliation of revenues:
Total segment revenues	$2,059,448	$2,237,741
Other	101,886	18,684
Total revenues	$2,161,334	$2,256,425

Operational earnings (loss):
Domestic	$(137,993)	$381,945
International	213,128	169,927
	$75,135	$551,872

Reconciliation of operational earnings to loss from operations:
Total segment operational earnings (loss)	$75,135	$551,872
Other operational earnings	101,886	18,684
Research and development expenses	(182,074)	(152,252)
Administrative expenses	(1,643,082)	(2,205,253)
Loss from operations	$(1,648,135)	$(1,786,949)

International revenues by country:
Japan	$147,980	$114,754
Germany	99,914	151,223
Italy	1,575	4,876
Canada	51,274	64,237
Other	60,326	126,913
	$361,069	$462,003

Long lived assets (excluding deferred taxes):
Domestic	$1,267,660	$1,320,985
International	—	369
	$1,267,660	$1,321,354

Current assets
Domestic	$2,145,011	$3,173,718
International	42,048	106,207
	$2,187,059	$3,279,925

8.              COMMITMENTS AND CONTINGENCIES

Rental expense for operating leases in 2005 and 2004 approximated $25,700 and $26,800, respectively.

On February 7, 2005, the Company signed a mutual release and settlement agreement with Cefla, S.C.R.L.  Accruals for this settlement were made in the period ended December 31, 2003 and are included in the accompanying balance sheet.  The settlement amount of $215,000 was paid in the first quarter of 2005.

On October 25, 2004, the Company filed a lawsuit against Michael D. Stewart, an attorney who represented the Company on a contingency fee basis in litigation against Big Sky Laser Technologies, Inc.  After a “walk away” settlement with Big Sky was verbally agreed to by both parties, Mr. Stewart encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement.  After the court ordered dismissal of the lawsuit, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had the Company not elected to enter into the settlement agreement and advised the Company that he would seek arbitration of his contingency fee agreement in pursuit of this claim.  On October 19, 2005, the arbitrator granted the Company’s motion for summary judgment as to all the claims, and on December 13, 2005, the arbitrator, denied Mr. Stewart’s claim for unpaid fees and the Company’s request for attorney’s fees.

The Company is currently in arbitration for breach of employment contract claims filed by two former employees totaling $250,000. In April 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000. The Company is vigorously defending both of these claims; however it is premature to judge the potential liability or outcome of these claims.

The Company’s management believes that the results of any outstanding claims or litigation singly or in the aggregate, will not have a material effect on the Company’s consolidated financial position or results of operations.

9.              SUBSEQUENT EVENTS

License Agreement. On April 11, 2006, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Discus under which the Company became the exclusive, worldwide distributor of the proprietary dental products manufactured and sold by Discus’ wholly owned subsidiary, Spectrum Dental. The License Agreement is for a term of five years, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 30 days notice, (ii) at certain times during the term of the License Agreement if the Company fails to maintain positive net income for a specified period, (iii) upon the Company’s failure to comply with applicable securities laws, (iv) if any judgment is rendered against the Company, or it defaults on any debt, in excess of $50,000, (v) upon any change in the Company’s results of operation or condition which in the sole opinion of Discus has or could have a material adverse effect on the Company’s condition, business, properties or prospects, and (vi) upon the occurrence of certain other customary events of default. As full consideration, the Company granted to Discus a ten year warrant (the “Warrant”) to purchase up to 2,500,000 shares of its common stock at $0.20 per share. The shares subject to the Warrant vest 500,000 after the first year and an additional 41,667 shares on each successive full one-month period thereafter until the fifth anniversary of the date of grant; however vesting ceases upon the sale of Spectrum Dental to the Company as contemplated by the Option Agreement described below. The shares subject to the Warrant are adjusted upon the occurrence of certain events including a stock dividend, reclassification, merger and stock split, and upon the issuance of shares for a consideration per share less than the applicable conversion price of the Warrant, with certain exceptions for compensation paid in stock.

Option Agreement. On the same date, the Company and Discus entered into a Put and Call Option Agreement (the “Option Agreement”) whereby Discus has a put option to compel the Company to purchase all the outstanding shares of capital stock of Spectrum Dental, and the Company has a call option to compel Discus to sell such shares, at any time after April 11, 2007 and before the earlier to occur of the termination or expiration of the License Agreement or five years. Notwithstanding the foregoing, the Company may not exercise its call option if the price at which its shares of common stock are trading, or the average trading price of its shares during the preceding 30 day period, is less than $0.60 per share. The exercise price of the option will be between $2,300,000 and $2,662,537.50, depending on the date of exercise. The purchase price will be paid with a combination of cash and 3,000,000 shares of Company common stock (subject to adjustment); provided that if that aggregate value of the specified amount of cash and the value of the stock based on the average trading value of the Company’s stock for the 30 days preceding the closing of the Option Agreement is less than the applicable exercise price, then the Company must issue additional shares to equal the value of the exercise price. At the option of the parties, the exercise price can be paid in all cash; however, if the Company first elects to exercise its call option, the method of payment of the exercise price will be at the election of Discus. Upon the exercise of the option, the parties shall enter into a Stock Purchase Agreement substantially in the form agreed to in the Option Agreement for the purchase and sale of the Spectrum Dental shares.

Manufacturing Agreement The Company also entered into a Manufacturing Agreement with Westside Packaging, Inc. a wholly owned subsidiary of Discus and the current manufacturer, for the manufacture of the products and sale to the Company for distribution under the License Agreement. The products manufactured are sold under the marks Contrastpm, Contrastam, FastDam and FastTrak. The Manufacturing Agreement is for a term of three years with automatic one year renewal terms unless either party gives notice of non-renewal.

Registration Rights Agreement. Also on April 11, 2006, the Company entered into a Registration Rights Agreement with Discus pursuant to which it agreed, at its own expense, to register the shares acquired by Discus under the Warrant or the Option Agreement with the SEC not later than April 11, 2007, and to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable thereafter. The Company must, subject to certain specified circumstances, maintain the effectiveness of the registration statement for a specified period of time. The Company also granted to Discus piggyback rights for other registration statements filed by it with the SEC for the sale of its shares.

Sale and Leaseback Arrangement. On April 11, 2006, the Company sold to and leased back from the Sepulveda Group, LLC, a California limited liability company affiliated with Discus, the 45,000 square foot building and property located at 5655 Bear Lane, Corpus Christi, Texas. The gross sale proceeds were $1.9 million, and the monthly rent for the facility is $20,385 for the five year term, with a 3% yearly increase and an option to extend the lease term for an additional five years.

Amendment to Loan Agreement. As a result of the sale and leaseback arrangement described above, the Company, under its loan agreement with Texas State Bank dated February 9, 2005 in the original principal amount of $682,000, executed a change of collateral agreement. The loan was originally secured by a primary lien on the Company’s building and other real property, and the final principal payment was due in full in February 2008. The Company invested $632,744 in a Certificate of Deposit with a term of one year as collateral for the outstanding principal remaining on the loan. The original terms of the loan remain the same.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                   CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Controller, of the effectiveness and design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures are effective.  Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended December 31, 2005, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

ITEM 8B.                     OTHER INFORMATION

Reference is made to the Form 8-K filed by the Company on April 17, 2006.

PART III

ITEM 9.                            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The following sets forth information as to the current directors and executive officers of the Company, including their ages, positions held, and the period of time each has served. The term of office of each director is three years, with the term of one-third of the directors expiring each year. The term of the Class I directors expires at the annual meeting of shareholders in 2006, the Class II directors in 2007 and the Class III directors in 2008, in each case subject to earlier resignation or removal and until their respective successors are elected and qualified

Name	Age	Position with the Company	Officer/Director Since
Roger W. Dartt	64	President, Chief Executive Officer and Class III Director	2002

Gary A. Chatham	61	Class I Director	1999

William D. Maroney	68	Class III Director	1997

Charles A. Nichols	81	Class I Director	1984

Bertrand R. Williams	77	Class II Director	1990

Barbara D. Woody	44	Controller	2002

Biographical Information of Current Directors and Officers

Roger W. Dartt was selected by the Board to serve as the Company’s Chief Executive Officer effective on June 1, 2002. Prior to that date Mr. Dartt served as the President of Mediatrix International, Inc., a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring and financial support to companies. In the past five years, Mr. Dartt had several short-term assignments as a turnaround specialist in companies engaged in electronic circuit board manufacturing, specialty retail sales, commercial glass manufacturing and in the supply of durable medical equipment to the home healthcare industry. Prior to forming Mediatrix, Mr. Dartt was president, chief executive officer or chief operating officer of eight companies in the medical, dental, electronic and specialty retail markets, including subsidiaries of Bristol Meyers and PepsiCo.

Gary A. Chatham currently serves as Marketing Director for Combex Westhem, LLC, a manufacturer of structural insulated panels located in Robstown, Texas, a position he has held since February 2003. Mr. Chatham is also a principal in that firm. His principal responsibilities include product development, domestic and international market development for projects incorporating the company’s products, and the development of a franchise program for expanding the company’s manufacturing presence into other countries. He is also President of Gary Chatham and Associates, Inc., a project planning and management consulting firm he has operated since 1981. Mr. Chatham was a director of Texas Airsonics Inc. from 1988 until its merger with the Company in August 1996.

William D. Maroney is a private investor. From January 1987 to December 1996, Mr. Maroney had been in private law practice in New York City, New York. Prior thereto, Mr. Maroney was a senior tax counsel for ITT Corporation and an associate attorney with the international law firm of Coudert Brothers, New York City, New York. Mr. Maroney previously served as a director of the Company from May 1990 to May 1993.

Charles A. Nichols is a pharmacist at Southside Pharmacy, Inc. in Corpus Christi, Texas, where he has been the President since 1954. Mr. Nichols was one of the founders of Texas Airsonics, Inc. and served as a director from that company’s inception in 1982 until its acquisition by the Company in July 1996. He also served as treasurer for Texas Airsonics from 1989 to 1996.

Bertrand R. Williams has been the chief executive officer of Global Focus Marketing and Distribution (“GFMD”) since February 1995. GFMD sells specialized clinical laboratory supplies and diagnostics, research and industrial equipment. Since 1981, he has also been chairman of the board and chief executive officer of Immuno Concepts, Inc., a manufacturer of immuno-diagnostic and virology products in Sacramento, California.

Barbara D. Woody was appointed Controller in December 2002. Prior to joining the Company, she had served as Controller for Roy Smith Shoes, Inc. and as Business Manager for Henley Healthcare, Inc.

Stockholder Communication with Board Members

Stockholders may communicate with directors by sending a written communication to the Board to the attention of the Secretary at our offices located at 5655 Bear Road, Corpus Christi, Texas, 78405. All communication will be forwarded directly to the intended recipients.

Audit Committee

The Audit Committee of the Board is comprised of three independent directors, Messrs. Chatham, Maroney and Nichols. Mr. Maroney, who serves as Chairman of the Audit Committee, is qualified as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons holding more than 10% of a registered class of the Company’s equity securities to file with the SEC and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers and 10% stockholders are also required to furnish the Company with copies of all such filed reports.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2005, the Company believes that all of the Company’s executive officers and directors complied with Section 16(a) reporting requirements during 2005.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our senior officers or persons performing similar functions.

ITEM 10.                      EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are not officers or employees of the Company are entitled to a fee of $1,000 for each Board meeting attended and are reimbursed for expenses incurred in connection with their attendance at meetings; however no directors’ fees were paid in 2005. These fees have been waived by the directors.

Summary Compensation Table

The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries during 2005, 2004 and 2003 to or on behalf of the Company’s Chief Executive Officer who was the only executive officer who earned in excess of $100,000 in salary and bonus.

		Annual Compensation		All Other Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($ )(a)
Roger W. Dartt	2005	250,000	—	7,200
Chief Executive Officer and	2004	250,000	166,000	7,200
President	2003	250,000	550,000	7,200

(a)           Includes medical insurance reimbursement for Mr. Dartt.

Option Holdings

Mr. Dartt did not exercise any options during 2005. There were no unexercised options outstanding held by Mr. Dartt as of December 31, 2005.

Employment Agreements

The Company entered into an employment agreement with Mr. Dartt effective as of June 1, 2004, whereby he continues as the Company’s President and Chief Executive Officer for a term ending December 31, 2006. The agreement provides for a signing bonus of $166,000, in consideration of the completion of the sale of the Company’s dental laser assets to Biolase and an annual base salary of $250,000.

Upon the merger or sale of more than 35% of the outstanding shares of Common Stock of the Company, Mr. Dartt is entitled to receive a payment of 10% of the difference between the value of the consideration paid to the Company’s stockholders in such sale or merger and the then-current market capitalization, not to exceed 105% of the capitalization shown on the most recent annual balance sheet of the Company.

If his employment is terminated because of his death or disability, he will be entitled to a payment equal to the lesser of one-year’s salary or the salary that would be payable to him during the remaining term of the employment agreement. Following any such termination, he or his representatives will have a period of one year to exercise any vested options previously granted to him. All previously granted options will continue to vest during such one-year period in accordance with the vesting schedule included as part of the grant of the applicable options. The employment agreement can be terminated for cause if he fails to follow the reasonable instructions of the Board, commits acts that are felonious, dishonest, unethical or inconsistent with normal business standards, wrongfully discloses confidential information, competes with the Company in violation of the agreement or grossly neglects his duties. If his employment is terminated without cause, Mr Dartt will be entitled to the lesser of one-year’s salary or the salary that would be payable to him during the remaining term of the employment agreement and immediate vesting of the number of stock options that would have vested through the term of the agreement.

Mr. Dartt may terminate his employment for good reason if his resignation is (i) not in connection with the Company’s termination for cause, (ii) prior to or because of announcement of a Change of Control of the Company (as defined), and (iii) occasioned by the occurrence of any of the following events without his written consent: any material diminution of his position, duties and responsibilities; any reduction in his base salary; required relocation of his principal place of employment more than 75 miles from the corporate headquarters; any material diminution in the kind or level of employee benefits to which he was entitled immediately prior to such reduction; or a breach by the Company of any of the provisions of the agreement. Upon his resignation for good reason, he will be entitled to severance/separation in the amount of the lesser of twelve months’ salary or the amount due in base salary to him for the remaining term of the agreement. Additionally, his stock options will become automatically vested and exercisable as to that number of shares of Common Stock as would have become vested and exercisable if his employment continued until the date twelve months following the date of such termination.

If the Company experiences a change in control and he is unable to negotiate a satisfactory employment arrangement with the new controlling party, he will be entitled to a change of control payment of the lesser of twelve months salary or the remaining compensation due to him for the remaining term of the agreement, payable in one lump sum. Mr. Dartt agreed not to compete with the Company during his employment and for one year after termination.

Equity Compensation Plans

The following table reflects the information described as of December 31, 2005 with respect to compensation plans under which the Company’s stock is authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of Shares available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,165	$3.33	1,000,000

ITEM 11.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Common and Preferred Stock as of February 14, 2006, by each current director, all current directors and executive officers as a group, and each person who is known by the Company to own beneficially 5% or more of the Company’s outstanding shares of Stock. Shares issuable to such person upon conversion of Preferred Stock or under stock options or warrants exercisable currently or within 60 days are considered outstanding and are added to the shares of Common Stock actually outstanding. Each share of Series B Preferred Stock is convertible into two and one-half shares of Common Stock, and votes on that basis with the common shares. Holders of the outstanding Common Stock and Preferred Stock are entitled to vote an aggregate of 9,189,306 votes.

Name and Address	Number of Common Shares		Percent of Class	Number of Series B Preferred Shares		Percent of Class	Percentage of Aggregate Votes
Irene M. Myers 29877 Telegraph Road Southfield, MI 48034	945,337	(1)	11.5%				10.3%
Robert Hayman 8550 Higuera Street Culver City, CA 90232	823,961		10.1%				9.0%
Michael F. Radner 16500 North Park Dr., # 1507 Southfield, MI 48075	532,601		6.5%				5.8%
Charles A. Nichols 5655 Bear Lane Corpus Christi, TX 78405	752,334	(2)	8.9%	100,000		25%	8.2%
William D. Maroney 5655 Bear Lane Corpus Christi, Texas 78405	912,077	(3)	10.5%	200,000		50%	10.0%
Roger W. Dartt	264,200		3.2%				2.9%
Bertrand R. Williams, Sr.	259,393	(4)	2%	100,000	(6)	25%	2.8%
Gary Chatham	6,937	(5)	*				*
All current executive officers and directors as a group (5 persons)	2,194,941	(6)	23.9%	400,000		100%	23.9%

* Less than one percent.

(1)                                  Includes 459,047 shares owned by the Irene M. Myers Revocable Trust and 486,290 shares owned by the William D. Myers Irrevocable Marital Trust. Mrs. Myers as trustee for both of those trusts has voting and dispositive power with respect to all of those shares.

(2)                                  Includes 1,872 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, 2,000 shares of Common Stock owned by Mr. Nichols’ wife, and 100,000 shares of Preferred Stock (convertible into 250,000 shares of Common Stock within 60 days) owned jointly with Mrs. Nichols, as to both of which Mr. Nichols shares voting and dispositive power.

(3)                                  Includes 1,560 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, 308,666 shares of Common Stock and 200,000 shares of Preferred Stock (convertible into 500,000 shares of Common Stock within 60 days) owned by Mr. Maroney’s wife, and 7,692 shares owned jointly by Mr. and Mrs. Maroney, as to which Mr. Maroney shares voting and dispositive power.

(4)                                  Includes 1,872 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, and 100,423 shares owned by a family trust for which Mr. Williams is the trustee.

(5)                                  Includes 936 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants.

(6)                                  Includes 6,240 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants and 400,000 shares of Preferred Stock (convertible into 1,000,000 shares of Common Stock within 60 days).

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 9, 2005 the Company refinanced its note to Aimee Maroney in the principal amount of $682,056 through Texas State Bank and retired in full its debt to Mrs. Maroney. Mrs. Maroney is the wife of Mr. William Maroney, a director of the Company.

See “Item 10 – Executive Compensation – Employment Agreement” for a description of the employment agreement between the Company and Mr. Dartt.

ITEM 13.                EXHIBITS

The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company incurred aggregate professional fees to its auditor, Hein & Associates, LLP (“Hein”) in the amount of $55,000 for the 2005 audit and $63,328 for the 2004 audit.

Audit-Related Fees. The Company incurred $18,165 in fees to Hein during 2005 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. No fees were incurred in 2004 for these services.

Tax Fees. The Company incurred $10,284 in fees to Hein during 2005 and $10,296 in fees to Hein during 2004, for tax compliance, tax advice and tax planning, composed primarily of tax preparation services.

The Audit Committee considered whether the provision of these services was compatible with maintaining its independence of Hein as the Company’s principal independent accounting firm. All of the non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 17th day of April, 2006.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ Roger W. Dartt
Roger W. Dartt, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the same date as above.

/s/ Roger W. Dartt
Roger W. Dartt	President and Director (Chief Executive Officer)

/s/ Barbara Woody
Barbara Woody	Controller (Principal Accounting Officer)

/s/ Gary A. Chatham
Gary A. Chatham	Director

/s/ William D. Maroney
William D. Maroney	Director

/s/ Charles A. Nichols
Charles A. Nichols	Director

/s/ Bertrand R. Williams, Sr.
Bertrand R. Williams, Sr.	Director

Exhibit Index

3.1	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005 (Form 10-Q for the quarter ended June 30, 2005)

4.1	Amendment Agreement with Aimee Maroney effective as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.2	Agreement to Assign Lien and Release Claims with Aimee Maroney and Value Bank Texas dated as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.3	Promissory Note issued to Texas State Bank dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.4	Deed of Trust granted to Paul S. Moxley, Trustee for Texas State Bank, dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.5	Stock Purchase Warrant dated April 11, 2006 for 2,300,000 shares issued to Discus Holdings, Inc.

4.6	Put and Call Option Agreement dated April 11, 2006 between Discus Holdings, Inc. and American Medical Technologies, Inc.

4.7	Registration Rights Agreement dated April 11, 2006 between American Medical Technologies, Inc. and Discus Holdings, Inc.

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4*	* American Medical Technologies, Inc. 2005 Stock Option Plan (Form 10-Q for the quarter ended June 30, 2005)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.5	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated

June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing Agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11 *	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended September 30, 2004)

10.12	Exclusive License Agreement dated April 11, 2006 between Discus Holdings, Inc., Spectrum Dental, Inc. and American Medical Technologies, Inc.

10.13	Manufacturing Agreement dated April 11, 2006 between Westside Packaging, Inc. and American Medical Technologies, Inc.

10.14	Commercial Contract — Improved Realty dated April 11, 2006 between American Medical Technologies, Inc. and The Sepulveda Group, LLC

10.15	Lease dated April 11, 2006 between The Sepulveda Group, LLC and American Medical Technologies, Inc.

21	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

23	Consent of Hein & Associates LLP

31.1	Certification of Roger W. Dartt, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*              Identifies current management contracts or compensatory arrangement