Form 10QSB
period 2006-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2006-05-15
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

i

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

March 31, 2006
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$32,328
Investments	1,143,069
Accounts receivable, less allowance of approximately $130,000	121,693
Inventories, net	551,573
Prepaid expenses and other current assets	142,258
Total current assets	1,990,921

PROPERTY AND EQUIPMENT, net	1,243,647
INTANGIBLE ASSETS, net	3,699
1,247,346

Total assets	$3,238,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$961,743
Compensation and employee benefits	103,246
Accrued restructuring costs	65,892
Other accrued liabilities	601,436
Margin loan on investment account	890,559
Note payable, current portion	45,467
Total current liabilities	2,668,343

Note payable, net of current portion	587,277

SERIES B PREFERRED STOCK, $0.01 par value, mandatorily redeemable, authorized 575,000 shares, outstanding 400,000 shares	400,000
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, authorized 9,425,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 100,000,000 shares; outstanding 8,189,306 shares	327,572
Additional paid-in capital	42,599,667
Accumulated deficit	(42,944,800)
Foreign currency translation	(399,792)
Total stockholders’ equity (deficit)	(417,353)
Total liabilities and stockholders’ equity (deficit)	$3,238,267

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2006	2005

Revenues	$471,434	$540,681
Royalties	112	70,605
	471,546	611,286

Cost of sales	388,909	255,703
Gross profit	82,637	355,583

Selling, general and administrative	980,282	594,126
Research and development	20,933	31,389
Loss from operations	(918,578)	(269,932)

Other income (expense):
Net realized and unrealized gain/(loss) on investments	3,312	(10,978)
Other income	9,835	205
Interest income	8,294	9,530
Interest expense	(39,173)	(17,740)

Net loss available to common stockholders	$(936,310)	$(288,915)

Basic earnings per common share	$(0.11)	$(0.04)

Diluted earnings per common share	$(0.11)	$(0.04)

Weighted average shares, basic and diluted	8,189,306	8,189,309

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(936,310)	$(288,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,013	25,095
Amortization	742	742
Provision for doubtful accounts	—	(1,403)
Provision for slow-moving inventory	65,645	(2,607)
Net gain on investments	3,312	10,978
Other	—	76

Changes in operating assets and liabilities:
Accounts receivable	(21,535)	(19,106)
Inventories	92,341	(109,915)
Prepaid expenses and other current assets	(36,851)	(29,644)
Accounts payable	224,424	(38,757)
Compensation and employee benefits	14,330	2,264
Other accrued liabilities	419,408	(181,035)
Accrued restructuring costs	—	(245,291)
Net cash used in operating activities	(150,481)	(877,518)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,648)
Sales and maturities of government securities	91,337	97,004
Net cash provided by investing activities	91,337	92,356

FINANCING ACTIVITIES
Series B preferred dividends	—	(40,000)
Margin loans on investments	156,000	850,000
Payments on margin loans	(87,731)	(122,880)
Repayment of related party note	—	(682,056)
Proceeds from note payable	—	682,000
Net payments on note payable	(11,367)	(3,845)
Net cash provided by financing activities	56,902	683,219

Change in cash	(2,242)	(101,943)
Effect of exchange rates on cash	353	(5,384)
Net change in cash	(1,889)	(107,327)

Cash at beginning of period	34,217	222,683

Cash at end of period	$32,328	$115,356

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.

Notes to Interim Condensed Consolidated Financial Statements

1.               Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the “Company” or “AMT”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and with the presumption that the Company will continue as a going concern. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for other quarters of 2006 or for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Liquidity

The Company incurred a net loss of $936,310 for the quarter ended March 31, 2006. Continued losses, including the accrual of a settlement agreement in the first quarter raise concern about the Company’s ability to continue as a going concern. However, the Company believes the recent acquisition of the world-wide distribution rights to Spectrum Dental tooth whitening products, the recently introduced HydroJet hydrobrasion product and the recent agreement with CoreStrength sales representative organization to represent AMT product lines throughout the United States will significantly increase the opportunity for increased sales and revenues.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists, the buyer is obligated to pay and such obligation would not be changed in the event of theft or physical destruction or damage of the product; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured. The Company grants a thirty day unconditional money-back guarantee on selected products and a warranty for one year on parts and labor on defective products. The Company accrues its estimated exposure to returns and warranty claims based on historical average returns and claims paid. The Company recognized revenue on certain sales to two of its international distributors under terms that require shipment to a local warehouse. None of the Company’s current product lines require installation. The Company’s policy is to include shipping and handling costs, net of related revenues, in cost of goods sold.

Inventories

Inventories consist of the following:

March 31, 2006
Finished goods	$221,539
Raw materials, parts and supplies	330,034

Total inventory net of reserve	$551,573

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.

The Company recorded a $65,645 increase to the reserve for the three-month period ended March 31, 2006. The Company’s reserve for slow moving inventory was $1,739,976 as of March 31, 2006. The valuation allowance could change materially, either up or down, if actual parts usage in future years is materially different than the usage projected at March 31, 2006; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Net loss available to common shareholders	$(936,310)	$(288,915)

Numerator for basic and diluted earnings per share	(936,310)	(288,915)

Denominator for basic earnings per share - weighted average shares	8,189,306	8,189,306
Dilutive potential common shares:
Options	—	—
Warrants	—	—
Dilutive potential common shares	—	—
Denominator for diluted earnings per share-adjusted weighted-average shares after assumed conversion	8,189,306	8,189,306

Basic earnings per common share available to common shareholders	$(0.11)	$(0.04)
Diluted earnings per common share available to common shareholders	$(0.11)	$(0.04)

2.               Employee Stock Options

The Company currently sponsors a stock based compensation plan as described below. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.”  Under the fair recognition provisions of SFAS No. 123(R), stock based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R); as such, no prior periods have been restated. The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on each separately vesting portion of the awards, however, the total compensation expense is recognized on a straight-line basis over the vesting period. The Company has a policy of issuing new shares for stock option exercises.

In accordance with the provisions of SFAS No. 123(R), there was no stock based compensation expense recorded in the three months ended March 31, 2006 as all employee stock options were fully vested prior to January 1, 2006.

Prior to 2006, the Company accounted for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board (“APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.

Employee Stock Option Plan

In May 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers, directors, consultants and other key personnel. Options to purchase 1,000,000 common shares may be granted under the Plan. As of March 31, 2006, no options were granted under the Plan.

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	724,229	$1.65
Exercisable at December 31, 2003	660,949	1.78

Options granted	—	—
Options exercised	(250,000)	0.33
Options canceled	(464,127)	2.38

Outstanding at December 31, 2004	10,102	3.25
Exercisable at December 31, 2004	10,102	3.25

Options granted	—	—
Options exercised	—	—
Options canceled	(937)	2.42

Outstanding at December 31, 2005	9,165	3.33
Exercisable at December 31, 2005	9,165	3.33

Options granted	—	—
Options exercised	—	—
Options canceled	—	—

Outstanding at March 31, 2006	9,165	3.33		3.32	—
Exercisable at March 31, 2006	9,165	3.33		3.32	—

Pro Forma Effects

Had compensation expense for our stock option grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123(R), our net loss and lossper share for the quarter ended March 31, 2005 would have been as follows:

Quarter Ended March 31,
2005
Net income(loss), as reported	$(288,915)
Net income(loss) per share, primary and dilutive, as reported	$(0.04)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—

Stock based compensation, net of tax effects, under the fair value method	$—

Pro forma net income(loss)	$(288,915)
Pro forma net income(loss) per share, primary and dilutive	$(0.04)

Additionally, the Company granted 150,000 share options in October 2005 to non-employees. Of the options issued, 75,000 were exercisable on the date of the grant, with the remaining 75,000 vesting one year from the grant date. The fair value of the options issued was estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions:  risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the option of three years. The calculated fair value of the option was $37,380. The Company is recognizing the expense over the vesting period of the options.

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended March 31
	2006	2005
Revenues:
Domestic	$412,136	$411,895
International	59,298	128,786
	$471,434	$540,681
Reconciliation of revenues:
Total segment revenues	$471,434	$540,681
Other	112	70,605
Total revenues	$471,546	$611,286

Operational earnings:
Domestic	$(52,141)	$12,791
International	40,804	73,090
	$(11,337)	$85,881
Reconciliation of operational earnings to loss from operations:
Total segment operational earnings	$(11,337)	$85,881
Other operational earnings	112	70,605
Research & development expenses	(20,933)	(31,389)
Administrative expenses	(886,420)	(395,029)
Loss from operations	$(918,578)	$(269,932)

International revenues by country:
Japan	$27,184	$39,579
Germany	638	74,751
Canada	19,012	12,254
Other	12,464	2,202
	$59,298	$128,786

March 31, 2006
Long-lived assets:
Domestic	$1,243,647
International	—
$1,243,647

4.                         Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($935,957) for the three months ended March 31, 2006. The components of other comprehensive loss are the net loss and foreign currency translation.

5.               Litigation

On February 7, 2005, the Company signed a mutual release and settlement agreement with Cefla, S.C.R. L. Accruals for this settlement were made in the period ended December 31, 2003. The settlement amount of $215,000 was paid in the first quarter of 2005

On October 25, 2004, the Company filed a lawsuit against Michael D. Stewart, an attorney who represented the Company on a contingency fee basis in litigation against Big Sky Laser Technologies, Inc. After a “walk away” settlement with Big Sky was verbally agreed to by both parties, Mr. Stewart encouraged the Company to renege on the settlement agreement, which resulted in Big Sky petitioning the court for an order enforcing the settlement agreement. After the court ordered dismissal of the lawsuit, Mr. Stewart claimed he could have recovered a contingency fee of between $2 and $8 million had the Company not elected to enter into the settlement agreement and advised the Company that he would seek arbitration of his contingency fee agreement in pursuit of this claim. On October 19, 2005, the arbitrator granted the Company’s motion for summary judgment as to all the claims, and on December 13, 2005, the arbitrator, denied Mr. Stewart’s claim for unpaid fees and the Company’s request for attorney’s fees.

The Company was in arbitration for breach of employment contract claims filed by two former employees totaling $250,000. In April, 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000. In April 2006, the Company settled with both parties for an aggregate of $410,000. The settlement is included in the Company’s March 31, 2006 balance sheet in “other accrued liabilities.”

6.                                       Margin Loans

In the first quarter 2006, the Company borrowed an additional $156,000 in margin loans from its investment brokerage house. Interest received and matured securities were used to make payments on these loans. The balance on the margin loan as of March 31, 2006 was $890,559. The margin loans were set up with a variable interest rate. The interest rate as of March 31, 2006 was 8.8752%. There are no specific due dates for these loans. Proceeds from these loans were used for operational expenses.

7.                                       Note Payable

On February 9, 2005 the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000. The loan was secured by a primary lien on the Company’s building and other real property. Interest on the loan is set at the prime rate plus 1%. The principal on the loan is payable in 35 monthly installments of $3,789 with the final principal payment due in full in February 2008. The funds received from this loan were used to pay the note held by Aimee Maroney which matured on December 31, 2004. (See Note 8 for more recent information regarding this loan.)

8.                                       Subsequent Events

License Agreement. On April 11, 2006, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Discus Dental Holdings, Inc., under which the Company became the exclusive, worldwide distributor of the proprietary dental products manufactured and sold by Discus’ wholly owned subsidiary, Spectrum Dental, Inc. (“Spectrum”). The License Agreement is for a term of five years, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 30 days notice, (ii) at certain times during the term of the License Agreement if the Company fails to maintain positive net income for a specified period, (iii) upon the Company’s failure to comply with applicable securities laws, (iv) if any judgment is rendered against the Company, or it defaults on any debt, in excess of $50,000, (v) upon any change in the Company’s results of operation or condition which in the sole opinion of Discus has or could have a material adverse effect on the Company’s condition, business, properties or prospects, and (vi) upon the occurrence of certain other customary events of default. As full consideration, the Company granted to Discus a ten year warrant (the “Warrant”) to purchase up to 2,500,000 shares of its common stock at $0.20 per share. The shares subject to the Warrant vest 500,000 after the first year and an additional 41,667 shares on each successive full one-month period thereafter until the fifth anniversary of the date of grant; however vesting ceases upon the sale of Spectrum Dental to the Company as contemplated by the Option Agreement described below. The shares subject to the Warrant are adjusted upon the occurrence of certain events including a stock dividend, reclassification, merger and stock split, and upon the issuance of shares for a consideration per share less than the applicable conversion price of the Warrant, with certain exceptions for compensation paid in stock.

Option Agreement. On the same date, as the Company entered into the Licensing Agreement, the Company and Discus entered into a Put and Call Option Agreement (the “Option Agreement”) whereby Discus has a put option to compel the Company to purchase all the outstanding shares of capital stock of Spectrum , and the Company has a call option to compel Discus to sell such shares, at any time after April 11, 2007 and before the earlier to occur of the termination or expiration of the License Agreement or five years. Notwithstanding the foregoing, the Company may not exercise its call option if the price at which its shares of common stock are trading, or the average trading price of its shares during the preceding 30 day period, is less than $0.60 per share. The exercise price of the option will be between $2,300,000 and $2,662,537.50, depending on the date of exercise. The purchase price will be paid with a combination of cash and 3,000,000 shares of Company common stock (subject to adjustment); provided that if that aggregate value of the specified amount of cash and the value of the stock based on the average trading value of the Company’s stock for the 30 days preceding the closing of the Option Agreement is less than the applicable exercise price, then the Company must issue additional shares to equal the value of the exercise price. At the option of the parties, the exercise price can be paid in all cash; however, if the Company first elects to exercise its call option, the method of payment of the exercise price will be at the election of Discus. Upon the exercise of the option, the parties shall enter into a Stock Purchase Agreement substantially in the form agreed to in the Option Agreement for the purchase and sale of the Spectrum  shares.

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

To the extent it is entitled, Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the Company’s potential inability to hire and retain qualified sales and service personnel, the potential for an extended decline in sales, the possible failure of revenues to offset additional costs associated with its change in business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the timing of and proceeds from the sale of restricted securities held by the Company and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2005 Annual Report on Form 10-KSB. There have been no material changes to that information during the first three months of 2006.

Results of Operations

The Company had revenues of $471,546 for the three-month period ended March 31, 2006 compared to $611,286 for the same period in 2005, a decrease of 23%. For the three-month period, domestic revenues increased less than 1%, while international revenues decreased 54% over the same period. The decrease in revenue for the three-month period included a $58,000 decrease in KCP product line sales and a $48,900 decrease in PAC product line sales. These decreases were partially offset by a $51,800 increase in industrial product line sales and a $42,000 one time sale of cameras. With the concentrated effort and new marketing strategies for the Company’s HydroJet®, the Company expects the KCP product line revenues to increase in future periods. The Company also anticipates continued growth in the industrial product line revenues.

Additionally, royalties decreased $70,493 for the three months ended March 31, 2006. The prior year period included a one-time payment of $60,000 for past royalties from a licensing agreement related to the Company’s air abrasion patent signed in 2005.

Gross profit as a percentage of revenues was 18% for the three-month period ended March 31, 2006 compared to 53% for the same period in 2005. The decrease in gross profit is primarily attributable to an increase of $65,645 in the inventory valuation allowance, a $13,680 increase in the labor/overhead variance and a $23,600 increase in the freight provision.

Selling, general and administrative expenses were $980,282 for the three-month period ended March 31, 2006 compared to $594,126 for the same period in 2005, an increase of 65%. The increase is primarily attributable to $410,000 for the settlement of breach of employment and other claims with two former employees. Without the settlement amount, selling, general and administrative expenses would have decreased $23,844 or 4% from the same period in 2005.

Research and development expenses were $20,933 for the three-month period ended March 31, 2006 compared to $31,389 for the same period in 2005, a decrease of 33%  Research and development expenses in 2006 were primarily related to improvements to the Company’s HydroJet, while research and development expenses in 2005 were primarily related to continued development of the KCP handpieces.

Liquidity and Capital Resources

The Company’s investing activities provided $91,337 in sales and maturities of government securities for the three-months ended March 31, 2006.

The Company’s financing activities provided $56,900 for the three-month period ended March 31, 2006 primarily from margin loans.

As of December 31, 2005 the Company was projecting that its current cash reserves, including funds available through margin loans collateralized by the Company’s investments and the liquidation of some investments, would be substantially depleted by July, 2006.

However, on April 11, 2006 the Company sold its 45,000 square foot Corpus Christi facility for $1.9 million to the Sepulveda Group, a California limited liability company. The Company entered into a five year lease back of the facility with a monthly rent of $20,385. The lease provides for a 3% yearly rent increase and an option for the Company to extend the lease for an additional five years. The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds will be used to reduce liabilities and for operational expenses as needed. The financial effects of this transaction will be recorded in the second quarter 2006 financial statements.

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

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase in marketing efforts and the expansion of its dental product line. AMT is focusing on products related to cosmetic and minimally invasive dentistry that will appeal to a larger segment of the dental market, as well as new markets which may or may not be related to historical business. The Company recently entered into an agreement with a sales representative company that will promote and sell the HydroJet and Spectrum Dental products through a dealer network. The Company anticipates that the new sales team will contribute significantly to an increase in revenues.

The Company’s management continues to pursue other alternatives for expansion including expanding historical businesses, with strategic acquisitions of businesses or product lines, and other potential business opportunities. The Company has diligently pursued possible acquisition candidates.

On February 9, 2005, the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000. The loan was secured by a primary lien on the Company’s building and other real property. (See Note 8 for updated information.)  Interest on the loan is set at the prime rate plus 1%. The principal loan is payable in 35 monthly installments of $3,789, with the final principal balance due in full in February 2008. The funds received from this loan were used to pay the note on the real property previously held by Aimee Maroney.

ITEM 3.                             Controls and Procedures

As of  March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

PART II. OTHER INFORMATION

ITEM 1.                             Legal Proceedings.

The Company was in arbitration for breach of employment contract claims filed by two former employees originally totaling $250,000. In April 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000. In April 2006, the Company reached a settlement of these claims for an aggregate of $410,000, which settlement is reflected in the Company’s financial statements at March 31, 2006.

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

American Medical Technologies, Inc.

Date: May 15 2006	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: May 15, 2006	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer