Form 10QSB
period 2006-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2006-08-14
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number: 0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	38-2905258
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheet

June 30, 2006
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$249,852
Investments	647,826
Restricted certificate of deposit	632,744
Accounts receivable, less allowance of approximately $136,000	241,199
Inventories, net	551,565
Prepaid expenses and other current assets	208,339
Total current assets	2,531,525

PROPERTY AND EQUIPMENT, net	111,965
INTANGIBLE ASSETS, net	2,956
114,921

Total assets	$2,646,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$843,547
Compensation and employee benefits	42,066
Accrued restructuring costs	65,892
Other accrued expenses	148,514
Margin loan on investment account	447,571
Warrants subject to registration rights	22,893
Note payable, current portion	45,468
Total current liabilities	1,615,951

LONG TERM LIABILITIES
Note payable, net of current portion	579,700
Deferred gain on sale of building (see note 8)	731,924
Total long term liabilities	1,311,624

SERIES B PREFERRED STOCK, $0.01 par value, mandatorily redeemable, authorized575,000 shares, 400,000 shares issued and outstanding	400,000
STOCKHOLDERS’ EQUITY(DEFICIT):
Preferred stock, $0.01 par value, authorized 9,425,000 shares, none outstanding
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 8,189,306	327,572
Additional paid-in capital	42,609,011
Accumulated deficit	(43,617,712)
Total stockholders’ equity (deficit)	(681,129)
Total liabilities and stockholders’ equity (deficit)	$2,646,446

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Revenues	$606,602	$550,634	$1,078,112	$1,091,315
Royalties	16,297	16,153	16,409	86,758
	622,899	566,787	1,094,521	1,178,703

Cost of sales	270,640	287,140	659,564	542,843
Gross profit	352,259	279,647	434,957	635,230

Selling, general and administrative	612,573	509,821	1,592,915	1,103,947
Research and development	17,920	45,470	38,853	76,859
Loss from operations	(278,234)	(275,644)	(1,196,811)	(545,576)

Other income (expenses)
Net realized and unrealized gains/(loss) on investments	3,253	3,455	6,565	(7,523)
Other income	32,490	20,267	42,326	20,472
Interest expense	(40,191)	(27,712)	(79,365)	(45,452)
Interest income	7,347	14,477	15,641	24,008

Net loss available to common stockholders	$(275,335)	$(265,157)	$(1,211,644)	$(554,071)

Basic earnings per common share	$(0.03)	$(0.03)	$(0.15)	$(0.07)

Diluted earnings per common share	$(0.03)	$(0.03)	$(0.15)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,211,644)	$(554,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,223	50,321
Amortization	1,485	1,485
Provision for doubtful accounts	(7,269)	43,351
Provision for slow-moving inventory	81,552	11,198
Amortization of gain on sale of building	(46,523)	—
Expense related to warrant and option grants	32,237	—
Net gain on investments	6,565	7,523
Other	—	98

Changes in operating assets and liabilities:
Accounts receivable	(133,772)	20,474
Inventories	76,442	(154,159)
Prepaid expenses and other current assets	(102,932)	(37,900)
Accounts payable	106,229	(80,689)
Compensation and employee benefits	(46,850)	14,654
Other accrued liabilities	(33,514)	(73,249)
Accrued restructuring costs	—	(245,291)
Net cash used in operating activities	(1,241,771)	(996,255)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,081)	(22,846)
Proceeds on sale of building	1,900,000	—
Purchase of certificate of deposit	(632,744)	—
Sales and maturities of government securities	583,327	364,007
Net cash provided by investing activities	1,848,502	341,161

FINANCING ACTIVITIES
Margin loans on investments	206,000	850,000
Payments on margin loans	(580,719)	(294,258)
Repayment of related party note payable	—	(682,056)
Proceeds from note payable	—	682,000
Net payments on note payable	(18,944)	(15,212)
Net cash provided by (used in)_ financing activities	(393,663)	540,474

Change in cash	213,068	(114,620)
Effect of exchange rates on cash	2,567	(9,753)
Net change in cash	215,635	(124,373)

Cash at beginning of period	34,217	222,683

Cash at end of period	$249,852	$98,310

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ended December 31, 2006.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Liquidity

The Company incurred a net loss of $275,335 for the quarter ended June 30, 2006 and a net loss of $1,211,644 for the six months ended June 30, 2006. Continued losses, including the payment of  a settlement agreement in the second quarter raise concern about the Company’s ability to continue as a going concern. However, the Company believes the recent acquisition of the world-wide distribution rights to the Spectrum Dental tooth whitening products, the recent agreement with CoreStrength sales representative organization to represent AMT product lines throughout the United States and the recent addition of a Director of Worldwide Sales will significantly increase the opportunity for increased sales and revenues.

 Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: 1) a contract or sales arrangement exists, the buyer is obligated to pay and such obligation would not be changed in the even of theft or physical destruction or damage of the product; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured. The Company grants a thirty day unconditional money-back guarantee on selected products and a warranty for one year on parts and labor on defective products.  The Company accrues its estimated exposure to returns and warranty claims based on historical average returns and claims paid.  None of the Company’s current product lines require installation.  The Company’s policy is to include shipping and handling costs, net of related revenues in cost of goods sold.

Inventories

Inventories consist of the following at June 30, 2006:

Finished goods	$265,977
Raw materials, parts and supplies	285,588

Total inventory net of reserve	$551,565

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to a complete valuation allowance.

The Company recorded a $16,907 and $81,552 increase in the reserve for the three and six-month periods ended June 30, 2006.  The Company’s reserve for slow moving inventory was $1,755,882 as of June 30, 2006. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted income (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net loss available to common stockholders	$(275,335)	$(265,157)	$(1,211,644)	$(554,071)

Numerator for basic earnings per share	(275,335)	(265,157)	(1,211,644)	(554,071)

Numerator for dilutive earnings per share	(275,338)	(265,157)	(1,211,644)	(554,071)

Denominator for basic earnings per share — weighted average shares	8,189,306	8,189,306	8,189,306	8,189,306
Dilutive potential common shares:
Options	—	—	—	—
Warrants	—	—	—	—
Series B Preferred	—	—	—	—
Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assuming conversion	8,189,306	8,189,306	8,189,306	8,189,306
Basic earnings per common share available to common stockholders	$(0.03)	$(0.03)	$(0.15)	$(0.07)
Diluted earnings per common share available to common stockholders	$(0.03)	$(0.03)	$(0.15)	$(0.07)

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

In accordance with the provisions of SFAS No. 123(R), there was no stock based compensation expense recorded in the three or six month periods ended June 30, 2006 as all employee stock options were fully vested prior to January 1, 2006 or did not begin to vest until after June 30, 2006.

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

The Company granted 400,000 share options in June, 2006 under the Plan.  The share options will become exercisable at a rate of 100,000 per year beginning in September 2006.  The fair value of the options issued was estimated at the date of the grant using the Black Scholes option pricing model with the following assumptions:  risk free interest rate of 5.14%; dividend yield of 0%; volatility factors of  the expected market price over the estimated life of the option of 6.25 years.   The calculated fair value of the option grant was $106,625.  The Company will recognize the expense over the four year vesting period of the options which will commence with the employee’s service period in September 2006.

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	724,229	$1.65
Exercisable at December 31, 2003	660,949	1.78

Options granted	—	—
Options exercised	(250,000)	0.33
Options canceled	(464,127)	2.38

Outstanding at December 31, 2004	10,102	3.25
Exercisable at December 31, 2004	10,102	3.25

Options granted	—	—
Options exercised	—	—
Options canceled	(937)	2.42

Outstanding at December 31, 2005	9,165	3.33
Exercisable at December 31, 2005	9,165	3.33

Options granted	—	—
Options exercised	—	—
Options canceled	—	—

Outstanding at March 31, 2006	9,165	3.33
Exercisable at March 31, 2006	9,165	3.33

Options granted	400,000	0.27	106,625
Options exercised	—
Options canceled	—

Outstanding at June 30, 2006	409,165	0.34		9.83	—
Exercisable at June 30, 2006	9,165	3.33	—	3.07	—

Pro Forma Effects

Had compensation expense for our stock option grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123(R), our net loss and loss per share for the three and six month periods  ended June 30, 2005 would have been as follows:

	Quarter Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss, as reported	$(265,157)	$(554,071)
Net loss per share, primary and dilutive, as reported	$(0.03)	$(0.07)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$—	$—

Pro forma net loss	$(265,157)	$(554,071)
Pro forma net loss per share, primary and dilutive	$(0.03)	$(0.07)

Additionally, the Company granted 150,000 share options in October 2005 to non-employees. Of the options issued, 75,000 were exercisable on the date of the grant, with the remaining 75,000 vesting one year from the grant date. The fair value of the options issued was estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions:  risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the option of 3.25 years. The calculated fair value of the option was $37,380. The Company is recognizing the expense over the vesting period of the options.

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

In December 2004, the Company ceased operations of its wholly owned subsidiary based in Keltern, Germany.  As required by German law, the Company maintained an office there during a prescribed dormancy period.  In the second quarter 2006, the Company dissolved the German subsidiary.  The foreign currency translation for this operation is included in the accumulated deficit.

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues
Domestic	$566,987	$413,184	$979,123	$825,079
International	39,615	137,450	107,989	266,236
	$606,602	$550,634	$1,078,112	$1,091,315

Reconciliation of revenues:
Total segment revenues	$606,602	$550,634	$1,078,112	$1,091,315
Other	16,297	16,153	16,409	86,758
Total revenues	$622,899	$566,787	$1,094,520	$1,178,073

Operational earnings:
Domestic	$140,948	$44,128	$88,807	$56,919
International	49,284	85,422	90,088	158,512
	$190,232	$129,550	$178,896	$215,431

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$190,232	$129,550	$178,896	$215,431
Other operational earnings	16,297	16,153	16,409	86,758
Research & development Expense	(17,920)	(45,470)	(38,853)	(76,859)
Administrative expenses	(466,842)	(375,877)	(1,353,263)	(770,906)
Loss from operations	$(278,234)	$(275,644)	$(1,196,811)	$(545,576)

International revenues by country:
Japan	$20,139	$81,029	$47,323	$120,608
Germany	4,830	21,766	5,468	96,517
Canada	9,684	8,937	28,696	21,191
Other	4,962	25,573	26,502	27,775
	$39,615	$137,450	$107,989	$266,236

June 30, 2006
Long-lived assets:
Domestic	$111,965
International	—
$111,965

4.   Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($277,549) and ($1,214,211) for the three and six months ended June 30, 2006.  The components of other comprehensive loss for 2006 are net loss and foreign currency translation.

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

The Company was in arbitration for breach of employment contract claims filed by two former employees totaling $250,000.  In April 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000.  In April 2006, the Company settled with both parties for an aggregate of $410,000.  The settlement was included in “other accrued liabilities” in the Company’s March 2006 balance sheet and was paid in April 2006.

6.   Margin Loans

During the second quarter of 2006, the Company borrowed an additional $50,000 in margin loans from its investment brokerage house.  Interest received and matured securities were used as payments on these loans.  The balance on the margin loan as of June 30, 2006 was $447,571.  The margin loans were set up with a variable interest rate.  The interest rate as of June 30, 2006 was 9.375%.  There are no specific due dates for these loans.

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

8.   Other Events

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

The fair value of the warrants issued to Discus was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 4.86%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common shares over the estimated life of the warrant of 6.5 years.  The calculated fair value of the warrant was $549,530 which the Company is recognizing as a licensing fee over the vesting period of five years.

Option Agreement. On the same date as the Company entered into the Licensing Agreement, the Company and Discus entered into a Put and Call Option Agreement (the “Option Agreement”) whereby Discus has a put option to compel the Company to purchase all the outstanding shares of capital stock of Spectrum , and the Company has a call option to compel Discus to sell such shares, at any time after April 11, 2007 and before the earlier to occur of the termination or expiration of the License Agreement or five years. Notwithstanding the foregoing, the Company may not exercise its call option if the price at which its shares of common stock are trading, or the average trading price of its shares during the preceding 30 day period, is less than $0.60 per share. The exercise price of the option will be between $2,300,000 and $2,662,537.50, depending on the date of exercise. The purchase price will be paid with a combination of cash and 3,000,000 shares of Company common stock (subject to adjustment); provided that if that aggregate value of the specified amount of cash and the value of the stock based on the average trading value of the Company’s stock for the 30 days preceding the closing of the Option Agreement is less than the applicable exercise price, then the Company must issue additional shares to equal the value of the exercise price. At the option of the parties, the exercise price can be paid in all cash; however, if the Company first elects to exercise its call option, the method of payment of the exercise price will be at the election of Discus. Upon the exercise of the option, the parties are required to enter into a Stock Purchase Agreement substantially in the form agreed to in the Option Agreement for the purchase and sale of the Spectrum  shares.

Manufacturing Agreement The Company also entered into a Manufacturing Agreement with Westside Packaging, Inc. a wholly owned subsidiary of Discus and the current manufacturer, for the manufacture of the products and sale to the Company for distribution under the License Agreement. The products manufactured are sold under the trademarks Contrastpm, Contrastam, FastDam and FastTrak. The Manufacturing Agreement is for a term of three years with automatic one year renewal terms unless either party gives notice of non-renewal.

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

Sale and Leaseback Arrangement. On April 11, 2006, the Company sold to and leased back from the Sepulveda Group, LLC, a California company affiliated with Discus (“Sepulveda”), the 45,000 square foot building and property located at 5655 Bear Lane, Corpus Christi, Texas. The gross sale proceeds were $1.9 million, and the monthly rent for the facility is $20,385 for the five year term, with a 3% yearly increase and an option to extend the lease term for an additional five years.

The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds are being used to reduce liabilities and for operational expenses as needed.   The gain of $778,447 on the sale of the building is recorded on the Company’s balance sheet as deferred gain on sale of building and is being recognized over the term of the lease as other income.  The Company recorded $46,523 in other income during the three month period ended June 30, 2006.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2004 Annual Report on Form 10-KSB. There have been no material changes to that information during the first six months of 2006.

Results of Operations

The Company had revenues of $606,602 for the three-month period ended June 30, 2006 compared to $550,634 for the same period in 2005, an increase of 10%.  For the three-month period, domestic revenues increased $153,803 or 37%, while international revenues decreased $97,832 or 71%.  The increase during the three-month period resulted primarily from $242,800 in Spectrum Dental Product sales which began in April 2006.  This increase was partially offset by a decrease of $83,300 in the Company’s KCP product line, a decrease of $25,400 of the Company’s PAC lights and a decrease of $60,500 in the Company’s industrial product line.

The Company had revenues of $1,078,112 for the six-month period ended June 30, 2006 compared to $1,091,315 for the same period in 2005, a decrease of 1%.  For the six-month period, domestic revenues increased $154,044 or 19%, while international revenues decreased $158,247 or 59%.  The decrease resulted primarily from a decrease of $141,400 in sales of the Company’s KCP product line, a decrease of $74,300 in the Company’s industrial product line.  These decreases were partially offset by the additional revenues of $242,800 in Spectrum Dental Product line sales.  Additionally, royalties decreased  from $86,758 to $16,409 due to licensing agreements related to the Company’s air abrasion patent signed in 2005 with Danville Engineering and KaVo.

Gross profit as a percentage of revenues was 58% and 40% for the three and six-month periods ended June 30, 2006, compared to 51% and 58% for the same periods in 2005.  The increase in gross profit for the three months ended June 30, 2006 was primarily attributable to a higher gross margin on new products sold during the quarter. The decrease for the six months ended June 30, 2006 was primarily attributable to the increase of $81,552 in the Company’s inventory valuation allowance in 2006..

Selling, general and administrative expenses were $612,573 and $1,592,915, for the three and six-month periods ended June 30, 2006 compared to $509,821 and $1,103,947 for the same periods in 2005, constituting an increase of 20% and 44% respectively.  For the three-months ended June 30, 2006, the increase in expenses was primarily a result of  rental expense of $59,000 mostly attributable to the leaseback agreement with Sepulveda and an increase of $47,800 in other professional fees which includes marketing fees for the Company’s new marketing group and testing for the Company’s  HydroJet unit. For the six-months ended June 30, 2006, the increase in expenses was primarily a result of the $410,000 paid in for legal settlement.

Research and development expenses were $17,920 and $38,853 for the three and six-month periods ended June 30, 2006 compared to $45,470 and $76,859 for the same period in 2006, a decrease of 61% and 49% respectively.  Research and development has been primarily related to modifications of the Company’s HydroJet.

For the six-month period ended June 30, 2006, the net loss available to common stockholders was ($1,211,644) compared to ($554,071) for the same period in 2005.  The Company experienced a loss from operations of ($1,196,811) for the six months ended June 30, 2006, compared to a loss from operations of ($545,576) in the same period of 2005.   Royalty revenue decreased $70,349 for the six months ended June 30, 2006 due to the signing of new licensing agreements on air abrasion with KaVo and Danville Engineering in 2005 which called for one time back payments received in 2005.   For the three-month period ended June 30, 2006, the net loss was ($275,335) compared to a net loss of ($265,157) for the same period in 2005.  The loss from operations for the three-month period ended June 30, 2006 was ($278,234) compared to a net operating loss of ($275,644) for the same period in 2005 constituting a decrease of less than 1%.

Liquidity and Capital Resources

The Company’s operating activities used $1,241,771 for the six-months ended June 30, 2006.  Of that amount, $410,000 was used for payment of a legal settlement accrued in the first quarter 2006 and paid in the second quarter 2006.

The Company’s investing activities provided $1,900,000 for the sale of the building in the period ended June 30, 2006.  Of the funds received, $632,744 was used to purchase a certificate of deposit to secure its bank loan formerly secured by the real property.  Sales and maturities of government securities provided $583,327 for the period ended June 30, 2006.

The Company’s financing activities used $393,663 for the six-month period ended June 30, 2006 primarily for payments on margin loans.

As of December 31, 2005 the Company was projecting that its current cash reserves, including funds available through margin loans collateralized by the Company’s investments and the liquidation of some investments, would be substantially depleted by July 2006, however, the sale of the building along with the increased revenue from the Spectrum Dental line has extended the Company’s cash reserves.

On April 11, 2006 the Company sold its 45,000 square foot Corpus Christi facility for $1.9 million Sepulveda. The Company entered into a five year lease back of the facility with a monthly rent of $20,385. The lease provides for a 3% yearly rent increase and an option for the Company to extend the lease for an additional five years. The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds are being used to reduce liabilities and for operational expenses as needed.

On April 11, 2006, the Company entered into a licensing agreement with Discus and its wholly owned subsidiary, Spectrum Dental, a leading provider of professional tooth whitening products under the brand names of “Contrastpm”, “Contrastpmplus” and “Contrastam”, under which AMT became the exclusive distributor of the Spectrum Dental product line. The Company anticipates that the Spectrum Dental product line will assist the Company in achieving  positive cash flow in the foreseeable future.  The Company issued Discus a warrant to purchase 2,500,000 shares of common stock at $0.20 per share in full payment for the license. The success of the Spectrum Dental product line will depend partially on the Company’s ability to integrate the new products and related business into its current operations, to market the product lines acquired and to retain qualified personnel required to staff the increased operations. As such, there can be no assurance that the Company will be successful in achieving or maintaining  positive cash flow.

Continued losses including the payment of settlement agreements in the second quarter raise concern about the Company’s ability to continue as a going concern.  The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase in marketing efforts and the expansion of its dental product line. AMT is focusing on products related to cosmetic and minimally invasive dentistry that will appeal to a larger segment of the dental market, as well as new markets which may or may not be related to historical business. The Company recently entered into an agreement with a sales representative company that will promote and sell the HydroJet and Spectrum Dental products through a dealer network. of the Company also added a Director of Worldwide Sales in June 2006. The Company anticipates that the new sales arrangements will contribute significantly to an increase in revenues.

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

ITEM 3.   Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company was in arbitration for breach of employment contract claims filed by two former employees originally totaling $250,000.  In April 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000.  In April 2006, the Company reached a settlement of these claims for an aggregate of $410,000.  The settlement was accrued in the first quarter 2006 and paid in the second quarter of 2006.

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

American Medical Technologies, Inc.

Date: August 11, 2006	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date: August 11, 2006	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer