Form 10QSB
period 2006-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2006-11-14
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of October 23, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

September 30, 2006
(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$208,749
Investments	183,115
Restricted certificate of deposit	647,737
Accounts receivable, less allowance of approximately $132,000	230,051
Inventories, net	579,415
Prepaid expenses and other current assets	151,910
Total current assets	2,000,977

PROPERTY AND EQUIPMENT, net	107,362
INTANGIBLE ASSETS, net	2,214
109,576

Total assets	$2,110,553

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$894,957
Compensation and employee benefits	66,893
Accrued restructuring costs	65,892
Other accrued expenses	176,742
Warrants subject to registration rights	50,364
Note payable, current portion	45,468
Total current liabilities	1,300,316

LONG TERM LIABILITIES
Note payable, net of current portion	568,332
Deferred gain on sale of building (See Footnote 8, page 11)	694,293
Total long term liabilities	1,262,625

SERIES B PREFERRED STOCK, $0.01 par value, mandatorily redeemable, authorized 575,000 shares, 400,000 shares issued and outstanding	400,000
STOCKHOLDERS’ EQUITY(DEFICIT):
Preferred stock, $0.01 par value, authorized 9,425,000 shares, none outstanding
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 8,189,306	327,572
Additional paid-in capital	42,615,905
Accumulated deficit	(43,795,865)
Total stockholders’ equity (deficit)	(852,388)
Total liabilities and stockholders’ equity (deficit)	$2,110,553

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Revenues	$768,686	$510,564	$1,846,797	$1,601,879
Royalties	7,307	3,958	23,716	90,716
	775,993	514,522	1,870,513	1,692,595

Cost of sales	371,959	353,237	1,031,523	896,080
Gross profit	404,034	161,285	838,990	796,515

Selling, general and administrative	614,170	488,061	2,207,085	1,635,356
Research and development	16,617	54,389	55,470	131,248
Loss from operations	(226,752)	(381,165)	(1,423,565)	(970,089)

Other income (expenses)
Net realized and unrealized gains/(loss) on investments	2,698	(1,964)	9,263	(9,488)
Gain on sale of machinery	—	86,062	—	86,062
Other income	42,202	641	84,527	64,465
Interest expense	(16,281)	(33,017)	(95,645)	(78,469)
Interest income	21,791	9,226	37,432	33,233

Net loss available to common stockholders	$(176,343)	$(320,217)	$(1,387,988)	$(874,286)

Basic earnings per common share	$(0.02)	$(0.04)	$(0.17)	$(0.11)

Diluted earnings per common share	$(0.02)	$(0.04)	$(0.17)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,387,988)	$(874,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,640	74,782
Amortization	2,227	2,227
Provision for doubtful accounts	7,238	4,597
Provision for slow-moving inventory	106,871	62,641
Gain on sale of machinery	—	(86,062)
Amortization of gain on sale of building	(84,154)	—
Expense related to warrant and option grants	66,602	—
Net gain/loss on investments	24,256	9,488
Other	—	56

Changes in operating assets and liabilities:
Accounts receivable	(137,131)	34,191
Inventories	23,273	(159,928)
Prepaid expenses and other current assets	(46,503)	(27,381)
Accounts payable	157,638	(117,685)
Compensation and employee benefits	(22,023)	12,196
Other accrued liabilities	(5,286)	(62,099)
Accrued restructuring costs	—	(245,291)
Net cash used in operating activities	(1,246,340)	(1,372,554)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,895)	(42,880)
Proceeds from sale of machinery	—	94,759
Proceeds on sale of building	1,900,000	—
Purchase of certificate of deposit	(632,744)	—
Sales and maturities of government securities	1,015,354	461,908
Net cash provided by investing activities	2,272,715	513,787

FINANCING ACTIVITIES
Margin loans on investments	206,000	1,230,000
Payments on margin loans	(1,028,290)	(436,691)
Repayment of related party note payable	—	(682,056)
Proceeds from note payable	—	682,000
Net payments on note payable	(30,311)	(26,578)
Net cash provided by (used in) financing activities	(852,601)	766,675

Change in cash	173,774	(92,092)
Effect of exchange rates on cash	758	(9,913)
Net change in cash	174,532	(102,005)

Cash at beginning of period	34,217	222,683

Cash at end of period	$208,749	$120,678

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ended December 31, 2006.  The accompanying unaudited condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Liquidity

The Company incurred a net loss of $176,343 for the quarter ended September 30, 2006 and a net loss of $1,387,988 for the nine months ended September 30, 2006. Continued losses, including the payment of a settlement agreement in the second quarter raise concern about the Company’s ability to continue as a going concern. However, the Company believes the recent acquisition of the world-wide distribution rights to the Spectrum Dental tooth whitening products, the recent agreement with CoreStrength sales representative organization to represent AMT product lines throughout the United States and the recent addition of a Vice President of Worldwide Sales will continue to significantly increase the opportunity for increased sales and revenues.

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

Inventories

Inventories consist of the following at September 30, 2006:

Finished goods	$283,021
Raw materials, parts and supplies	296,394
Total inventory net of reserve	$579,415

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to a complete valuation allowance.

The Company recorded a $25,319 and $106,871 increase in the reserve for the three and nine-month periods ended September 30, 2006.  The Company’s reserve for slow moving inventory was $1,781,202 as of September 30, 2006. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted loss per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net loss available to common stockholders	$(176,343)	$(320,217)	$(1,387,988)	$(874,286)

Numerator for basic earnings per share	(176,343)	(320,217)	(1,387,988)	(874,286)

Numerator for dilutive earnings per share	(176,343)	(320,217)	(1,387,988)	(874,286)

Denominator for basic earnings per share – weighted average shares	8,189,306	8,189,306	8,189,306	8,189,306
Dilutive potential common shares:
Options	—	—	—	—
Warrants	—	—	—	—
Series B Preferred	—	—	—	—
Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share – adjusted weighted-average shares after assuming conversion	8,189,306	8,189,306	8,189,306	8,189,306
Basic earnings per common share available to common stockholders	$(0.02)	$(0.04)	$(0.17)	$(0.11)
Diluted earnings per common share available to common stockholders	$(0.02)	$(0.04)	$(0.17)	$(0.11)

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

In accordance with the provisions of SFAS No. 123(R), there was $2,221 in stock based compensation expense recorded in the three and nine month periods ended September 30, 2006.

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

The Company granted 400,000 share options in June, 2006 under the Plan.  The share options became exercisable at a rate of 100,000 per year beginning in September 2006.  The fair value of the options issued was estimated at the date of the grant using the Black Scholes option pricing model with the following assumptions:  risk free interest rate of 5.14%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the option of 6.25 years.   The calculated fair value of the option grant was $106,612.  The Company is recognizing the expense over the four year vesting period of the options.

As of September 30, 2006, there was $104,391 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan.

The Company’s nonvested shares as of September 30, 2006 and changes during the period ended September 30, 2006, is summarized as follows:

Nonvested Shares	Shares		Weighted-Average Grant-Date FairValue
Nonvested at June 30, 2006	400,000		$0.27
Granted	—		—
Vested	100,000		$0.27
Forfeited	—		—
Nonvested at September 30, 2006	300,000	$	$

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	724,229	$1.65
Exercisable at December 31, 2003	660,949	1.78

Options granted	—	—
Options exercised	(250,000)	0.33
Options canceled	(464,127)	2.38

Outstanding at December 31, 2004	10,102	3.25
Exercisable at December 31, 2004	10,102	3.25

Options granted	—	—
Options exercised	—	—
Options canceled	(937)	2.42

Outstanding at December 31, 2005	9,165	3.33
Exercisable at December 31, 2005	9,165	3.33

Options granted	—	—
Options exercised	—	—
Options canceled	—	—

Outstanding at March 31, 2006	9,165	3.33
Exercisable at March 31, 2006	9,165	3.33

Options granted	400,000	0.27	106,625
Options exercised	—
Options canceled	—

Outstanding at June 30, 2006	409,165	0.34		9.83	—
Exercisable at June 30, 2006	9,165	3.33		3.07	—

Options granted	—
Options exercised	—
Options canceled	1,053	6.75

Outstanding at September 30, 2006	408,112	0.32		9.60	—
Exercisable at September 30, 2006	108,112	0.47		9.23	—

There were no stock options granted and no options exercised during the three month period ended September 30, 2006.

Pro Forma Effects

Had compensation expense for our stock option grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123(R), our net loss and loss per share for the three and nine month periods ended September 30, 2005 would have been as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net loss, as reported	$(320,217)	$(874,286)
Net loss per share, primary and dilutive, as reported	$(0.04)	$(0.11)

Stock based employee compensation, net of tax effects, included in net loss, as reported	$—	$—

Stock based compensation, net of tax effects, under the fair value method	$—	$—

Pro forma net loss	$(320,217)	$(874,286)
Pro forma net loss per share, primary and dilutive	$(0.04)	$(0.11)

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues
Domestic	$577,638	$455,227	$1,547,760	$1,280,306
International	191,048	55,337	299,037	321,573
	$768,686	$510,564	$1,846,797	$1,601,879

Reconciliation of revenues:
Total segment revenues	$768,686	$510,564	$1,846,797	$1,601,879
Other	7,307	3,958	23,716	90,716
Total revenues	$775,993	$514,522	$1,870,513	$1,692,595

Operational earnings:
Domestic	$190,921	$106,967	$279,728	$163,886
International	36,219	32,882	126,307	191,394
	$227,140	$139,849	$406,035	$355,280

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$227,140	$139,849	$406,035	$355,280
Other operational earnings	7,307	3,958	23,716	90,716
Research & development Expense	(16,617)	(54,389)	(55,470)	(131,248)
Administrative expenses	(444,582)	(470,583)	(1,797,846)	(1,284,837)
Loss from operations	$(226,752)	$(381,165)	$(1,423,565)	$(970,089)

International revenues by country:
Japan	$46,072	$14,643	$93,395	$135,251
Germany	—	1,363	5,468	97,880
Canada	28,489	20,023	57,185	41,214
Other	116,487	19,308	142,989	47,228
	$191,048	$55,337	$299,037	$321,573

September 30, 2006
Long-lived assets:
Domestic	$109,576
International	—
$109,576

4.               Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($178,153) and ($1,387,230) for the three and nine months ended September 30, 2006.  The components of other comprehensive loss for 2006 are net loss and foreign currency translation.

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

6.               Margin Loans

During the third quarter of 2006, the Company used the interest received and matured securities to pay in full the margin loans from its investment brokerage house.

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

The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds are being used to reduce liabilities and for operational expenses as needed.   The gain of $778,447 on the sale of the building is recorded on the Company’s balance sheet as deferred gain on sale of building and is being recognized over the term of the lease as other income.  The Company recorded $42,202 in other income during the three month period ended September 30, 2006.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission (“SEC”).  The Company may also make forward-looking statements in its press releases or other public shareholder communications.  The Company’s forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations.  When the Company uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2005 Annual Report on Form 10-KSB. There have been no material changes to that information during the first nine months of 2006.

Results of Operations

The Company had revenues of $768,686 for the three-month period ended September 30, 2006 compared to $510,564 for the same period in 2005, an increase of 51%.  For the three-month period, domestic revenues increased $122,411 or 27%, while international revenues increased $135,711 or 245%.  The increase during the three-month period resulted primarily from $351,700 in sales from the Company’s newly acquired line of Spectrum Dental Product sales and an increase of $15,300 in KCP product sales.  These increases were partially offset by a decrease of $10,800 in PAC light sales, a $27,900 decrease in repair revenue and a $65,000 decrease in industrial product line sales due to a large one time sale in the third quarter of 2005.  The Company expects the Spectrum dental product sales to increase as the Company continues to add new international dealers.

The Company had revenues of $1,846,797 for the nine-month period ended September 30, 2006 compared to $1,601,879 for the same period in 2005, an increase of 15%.  For the nine-month period, domestic revenues increased $267,454 or 21%, while international revenues decreased $22,536 or 7%.  The increase resulted primarily from $594,500 in Spectrum Dental Product sales which was partially offset by a $126,100 decrease in KCP sales, a $85,100 decrease in PAC light sales, a $73,800 decrease in industrial product line sales and a decrease of $51,500 in repair revenue.  Additionally, royalties decreased from $90,716 to $23,716 due to licensing agreements related to the Company’s air abrasion patent signed in 2005 with Danville Engineering and KaVo for which royalty payments were made in 2005 and for which there was no corresponding or comparable revenue in 2006.

Gross profit as a percentage of revenues was 53% and 45% for the three and nine-month periods ended September 30, 2006, compared to 32% and 50% for the same periods in 2005.  The increase in gross profit for the three months ended September 30, 2006 was primarily attributable to a higher gross margin on new products sold during the quarter and a larger increase to the Company’s inventory valuation allowance for the same period in 2005.. The decrease for the nine months ended September 30, 2006 was primarily attributable to the increase of $106,871 in the Company’s inventory valuation allowance in 2006..

Selling, general and administrative expenses were $614,170 and $2,207,085, for the three and nine-month periods ended September 30, 2006 compared to $488,061 and $1,635,356 for the same periods in 2005, constituting an increase of 26% and 35% respectively.  For the three-months ended September 30, 2006, the increase in expenses was primarily a result of rental expense of $66,100 mostly attributable to the leaseback agreement with Sepulveda and an increase of $74,900 in other professional fees which includes marketing fees for the Company’s new marketing group and testing for the Company’s HydroJet unit, a $20,400 increase in payroll for additional personnel, and a $29,000 increase in marketing travel expenses.  These increases were partially offset by a reduction of $64,800 in legal expense.

 For the nine-months ended September 30, 2006, the increase in expenses was primarily a result of the $410,000 paid in for legal settlement, rental expense of $143,400 mostly attributable to the leaseback agreement with Sepulveda,  $50,400 for the license for Spectrum Dental Products and an increase of $139,200 in other professional fees which includes marketing fees for the Company’s new marketing group and testing for the Company’s HydroJet unit.   These increases were partially offset by a $46,000 decrease in payroll expense, a $72,100 decrease in show related expenses and a $53,100 decrease in legal expenses.

Research and development expenses were $16,617 and $55,470 for the three and nine-month periods ended September 30, 2006 compared to $54,389 and $131,248 for the same period in 2005, a decrease of 70% and 59% respectively.  Research and development has been primarily related to modifications of the Company’s HydroJet.

For the nine-month period ended September 30, 2006, the net loss available to common stockholders was ($1,387,988) compared to ($874,286) for the same period in 2005.  The Company experienced a loss from operations of ($1,423,565) for the nine months ended September 30, 2006, compared to a loss from operations of ($970,089) in the same period of 2005.   Royalty revenue decreased $67,000 for the nine months ended September 30, 2006 due to the signing of new licensing agreements on air abrasion with KaVo and Danville Engineering in 2005 which called for one time back payments received in 2005.   For the three-month period ended September 30, 2006, the net loss was ($176,343) compared to a net loss of ($320,217) for the same period in 2005.  The loss from operations for the three-month period ended September 30, 2006 was ($226,752) compared to a net operating loss of ($381,165) for the same period in 2005 constituting a decrease of less than 41%.  The Company believes revenues will continue to increase without significant increases in expenses.

Liquidity and Capital Resources

The Company’s operating activities used $1,246,340 for the nine-months ended September 30, 2006.  Of that amount, $410,000 was used for payment of a legal settlement accrued in the first quarter 2006 and paid in the second quarter 2006.

The Company’s investing activities provided $1,900,000 for the sale of the building in the period ended September 30, 2006.  Of the funds received, $632,744 was used to purchase a certificate of deposit to secure its bank loan formerly secured by the real property.  Sales and maturities of government securities provided $1,015,354 for the period ended September 30, 2006.

The Company’s financing activities used $852,601 for the nine-month period ended September 30, 2006 primarily for payments on margin loans.

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

On April 11, 2006 the Company sold its 45,000 square foot Corpus Christi facility for $1.9 million to Sepulveda. The Company entered into a five year lease back of the facility with a monthly rent of $20,385. The lease provides for a 3% yearly rent increase and an option for the Company to extend the lease for an additional five years. The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds are being used to reduce liabilities and for operational expenses as needed.

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

Continued losses including the payment of settlement agreements in the second quarter raise concern about the Company’s ability to continue as a going concern.  The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through an increase in marketing efforts and the expansion of its dental product line. AMT is focusing on products related to cosmetic and minimally invasive dentistry that will appeal to a larger segment of the dental market, as well as new markets which may or may not be related to historical business. The Company recently entered into an agreement with a sales representative company that will promote and sell the HydroJet and Spectrum Dental products through a dealer network. The Company also added a Vice President of Worldwide Sales in June 2006. The Company anticipates that the new sales arrangements will continue to contribute significantly to an increase in revenues.

The Company’s management continues to pursue other alternatives for expansion including expanding historical businesses, with strategic acquisitions of businesses or product lines, and other potential business opportunities.   Consistent with the Company’s recent acquisition of the rights to market the Spectrum dental products and in recognition of its limited financial resources, the Company anticipates that in the future it will put more emphasis on marketing products developed by others.

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

ITEM 3.   Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and principal accounting officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2006.

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

American Medical Technologies, Inc.

Date:	November 14, 2006	/s/ Roger W. Dartt
Roger W. Dartt
President and Chief Executive Officer

Date:	November 14, 2006	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer