Form 10KSB
period 2006-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2007-04-16
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006, or

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

State issuer’s revenues for its most recent fiscal year: $2,712,355

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,275,722 as of April 2, 2007 based upon the closing price of $0.40 reported on the OTC Bulletin Board on that date. For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant’s Common Stock are assumed to be affiliates.

There were 8,189,306 shares of the issuer’s Common Stock issued and outstanding on April 3, 2007.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format:  (check one):  Yes  ☐   No ☒

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

Introduction

American Medical Technologies, Inc. (“AMT” or “Company”) develops, manufactures and markets high technology products designed primarily for the global general and cosmetic dental industries and distributors of tooth whitening products.  AMT’s primary product offering includes:  high power curing lights, air abrasive kinetic cavity preparation systems (“KCP”), and professional tooth whitening systems sold under the brand name “Contrast.”  With the exception of the tooth whitening, all other AMT products are developed and produced at its manufacturing facility located in Corpus Christi, Texas.  Outside of the dental field, AMT also develops, manufactures and markets precision air abrasive jet machining (“AJM”) systems for industrial applications.  AMT, incorporated in Delaware in November 1989, completed its initial public offering in June 1991.  AMT changed its name from American Dental Technologies, Inc. on July 13, 2000.

In 2006 AMT continued the restructuring and recovery programs that were implemented in late 2002 and 2003 as a result of the aggregate losses of $28 million incurred in 2000, 2001 and 2002.   Significant time and efforts were expended in 2005 to protect the Company’s assets from excessive claims from outside claimants and lawsuits, as reported throughout the year.  The Company believes it was necessary to resolve these “negative” issues in preparation for formulating and implementing a “positive” growth strategy.  In 2006, the Company also added the Spectrum Dental product line and by doing so began formulating a new phase of corporate development.

Products

Described below are the Company’s current principal product lines.

KCP Cavity Preparation Systems

AMT has patented the method whereby a dentist can remove tooth decay by means of a narrow, high velocity stream of minute particles delivered by compressed air to the tooth through a lightweight dental hand piece.  In many cases the KCP lessens the patient sensitivity and, as such, may be used to treat a patient without anesthesia.  . The KCP shapes restoration sites, removes old composite materials and modifies the underlying hard tissue, often helping to increase bond strength in restorative procedures.  It is also used for sealant preparations; surface stain removal and intra-oral porcelain removal and repair.  The KCP is often used in place of a traditional dental drill.  The dentist controls the cutting speed by selecting the particle size, (27 or 50 micron), and air pressure, (40 psi to 160 psi), with touch pads on a control panel.  The air abrasive particle stream is activated and controlled by a foot pedal.   The KCP floor models: KCP 100 and KCP 1000 are contained in a movable cabinet the size of a medium suitcase and are powered by plugging in to a standard electrical outlet.

In 2003 and 2004, the Company introduced “Hydrobrasion” technology.  Hydrobrasion is the patented use of air, water and micro particles which are combined to form an effective cutting slurry that safely removes dental tooth structure and tooth decay in a minimally invasive manner..  In 2004, the Company introduced this technology in the KCP “Flexijet®”, an air abrasion unit with an integrated water system that dramatically diminishes overspray, lessons patient sensitivity and produces faster, more precise cutting.

In 2005, the Company developed and introduced the “Hydro Jet®” product which utilizes the Company’s patented “Hydrobrasion” technology.

The Flexijet and Hydro Jet are best used in conjunction with modern tooth-colored composite restoration materials.  It is not recommended for removing large amalgam fillings.  The precision of the KCP, and the manner in which it prepares surfaces for restorations, allows for precise treatment of decay and less destruction of the tooth structure while restoring it.  In many cases, the KCP may be used without anesthesia, allowing a dentist to treat teeth in different quadrants of the mouth during a single visit.  This is generally not possible when conventional instruments and anesthesia are used.

AMT also markets its Plasma Arc Curing System (“PAC”) as an accessory to its KCP.  The KCP1000 PAC combines the air abrasive cavity preparation system together with a powerful composite curing light, all in a single instrument.  This allows dentists to efficiently switch between cavity preparations to curing.

The KCP is sold primarily in North America.  The KCP represented approximately 12% and 22% of AMT’s total revenues in each of 2006 and 2005, respectively.

Plasma Arc Curing Systems

AMT markets a Plasma Arc Curing (PAC) system that utilizes a high-intensity light source to rapidly cure composite-based tooth fillings and gingival isolation resins.  Curing occurs in five to ten seconds, or at least twice as fast as most other conventional curing lights.

AMT’s PAC lights, components, and accessories are sold primarily in North America and Europe.  PAC products represented approximately 1% and 6% of AMT’s total revenues in  2006 and 2005 respectively.

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

Industrial products accounted for 19% and 27% of AMT’s total revenues in 2006 and 2005, respectively.

Contrast Tooth Whitening

In April 2006, the Company entered into a 5 year licensing agreement with Discus Dental and its wholly owned subsidiary, Spectrum Dental, a leading provider of professional tooth whitening products, under which AMT was granted the exclusive worldwide distribution rights of the Spectrum Dental product line. The products, sold under the brand names ContrastAM, ContrastPM and ContrastPM Plus, utilize carbamide peroxide gels in different concentrations to safely and effectively whiten discolored teeth.  Due to the strength of the materials, Contrast tooth whitening products are only available from dental professionals.

License Agreement

As previously initially reported in the Company’s Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2006, the Company, on April 11, 2006, entered into an Exclusive License Agreement (the “License Agreement”) with Discus Dental Holdings, Inc., a California corporation (“Discus”), under which the Company became the exclusive, worldwide distributor of the proprietary dental products manufactured and sold by Discus’ wholly owned subsidiary, Spectrum Dental, Inc. (“Spectrum”). The License Agreement is for a term of five years, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 30 days notice, (ii) at certain times during the term of the License Agreement if the Company fails to maintain positive net income for a specified period, (iii) upon the Company’s failure to comply with applicable securities laws, (iv) if any judgment is rendered against the Company, or it defaults on any debt, in excess of $50,000, (v) upon any change in the Company’s results of operation or condition which in the sole opinion of Discus has or could have a material adverse effect on the Company’s condition, business, properties or prospects, and (vi) upon the occurrence of certain other customary events of default. As full consideration, the Company granted to Discus a ten year warrant (the “Warrant”) to purchase up to 2,500,000 shares of its common stock at $0.20 per share. The shares subject to the Warrant vest 500,000 after the first year and an additional 41,667 shares on each successive full one-

month period thereafter until the fifth anniversary of the date of grant; however vesting ceases upon the sale of Spectrum to the Company as contemplated by the Option Agreement described below. The shares subject to the Warrant are adjusted upon the occurrence of certain events including a stock dividend, reclassification, merger and stock split, and upon the issuance of shares for a consideration per share less than the applicable conversion price of the Warrant, with certain exceptions for compensation paid in stock.

Manufacturing Agreement

Also, on April 11, 2006, the Company entered into a Manufacturing Agreement with Westside Packaging, Inc., a wholly owned subsidiary of Discus and the current manufacturer, for the manufacture of the products and sale to the Company for distribution under the License Agreement. The products manufactured are sold under the marks Contrastpm®, Contrastam®, FastDam® and FastTrak®. The Manufacturing Agreement is for a term of three years with automatic one year renewal terms unless either party gives notice of non-renewal.

Standstill Agreement

As of January 16, 2007, Discus, Spectrum and Westside, on the one hand, and the Company, on the other hand, entered into a Standstill Agreement, in which each of the parties agreed that there are pending disputes among them concerning the existence and/or extent of any performance issues under the License Agreement and Manufacturing Agreement (collectively, the “Agreements”).  It is the Company’s position that the Agreements are in effect.  Discus has agreed not to dispute the Company’s position, but has reserved, together with the Company, all rights, claims and/or defenses relating to the Agreements.  The parties to the Standstill Agreement have agreed to discuss potential resolution of any disputes arising out of the Agreements.  Further, the parties have agreed that any party may terminate the Standstill Agreement by providing the other party with 10 days’ written notice.  The parties further agreed that no party to the Standstill Agreement may commence any legal action against the other party prior to termination of the Standstill Agreement.  The Standstill Agreement is dated February 1, 2007.

Option Agreement

On April 11, 2006, the Company and Discus also entered into a Put and Call Option Agreement (the “Option Agreement”) whereby Discus has a put option to compel the Company to purchase all the outstanding shares of capital stock of Spectrum, and the Company has a call option to compel Discus to sell such shares, at any time after April 11, 2007 and before the earlier to occur of the termination or expiration of the License Agreement or five years. Notwithstanding the foregoing, the Company may not exercise its call option if the price at which its shares of common stock are trading, or the average trading price of its shares during the preceding 30 day period, is less than $0.60 per share. The exercise price of the option will be between $2,300,000 and $2,662,537.50, depending on the date of exercise. The purchase price will be paid with a combination of cash and 3,000,000 shares of Company common stock (subject to adjustment); provided that if that aggregate value of the specified amount of cash and the value of the stock based on the average trading value of the Company’s stock for the 30 days preceding the closing of the Option Agreement is less than the applicable exercise price, then the Company must issue additional shares to equal the value of the exercise price. At the option of the parties, the exercise price can be paid in all cash; however, if the Company first elects to exercise its call option, the method of payment of the exercise price will be at the election of Discus. Upon the exercise of the option, the parties shall enter into a Stock Purchase Agreement substantially in the form agreed to in the Option Agreement for the purchase and sale of the Spectrum shares.

Registration Rights Agreement

Also, on April 11, 2006, the Company entered into a Registration Rights Agreement with Discus pursuant to which it agreed, at its own expense, to register the offer and resale of shares issuable upon exercise of the Warrant not later than April 11, 2007, and to register shares acquired by Discus under the Option Agreement within 120 days after the exercise of an option under the Option Agreement and to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable thereafter. The Company must, subject to certain specified circumstances, maintain the effectiveness of the registration statement for a specified period of time. The Company also granted to Discus piggyback rights for other registration statements filed by it with the SEC for the sale of its shares.

The Registration Rights Agreement between the Company and Discus provides that the Company shall file a shelf registration relating to the offer and resale of shares issuable upon exercise of the warrant not later than an unspecified date in April 2007.  As of the date of the filing of this form 10-KSB, the Company has not filed such registration statement.

The Spectrum Dental line represented approximately 34% of revenues in 2006.

Parts and consumable sales represented  approximately 31% and 45% of revenues in  2006 and 2005 respectively.  The remaining percentage of revenues not itemized represents discontinued product lines.

Marketing, Sales and Training

In the North American dental market, AMT primarily uses a network of independent sales representatives and major dental dealers and distributors to sell its products.

For AMT’s international markets, AMT has set up a “hub and spoke” system with key third party sales and distribution partners located in Asia, Europe and the Middle East.  These third-party “master distributors” are contractually bound to AMT and are responsible for: directing individual country dealer sales in their respective territories, providing sales and technical support, and holding and managing local inventory and logistics.  AMT is currently searching for a company in Latin America to assume this important role in the region.  Until this is accomplished, the Company markets and sells directly to the dental dealers in this region.

AMT presently has several industrial product distributors for its AJM product.  Such distributors have been and are anticipated to be the primary source of sales for AMT’s industrial products in the future.  Industrial product distributors are supported by AMT primarily through advertising in the Thomas Register and trade journals, and by participation in trade shows.

Training and Service

Training and the dissemination of industry information is an important factor in the successful sale of AMT products.  The Company offers its dealers and distributors free training on all products and supports them on an “as needed” basis with dentist training, technical seminars and lectures.  Under the international “hub and spoke” model, the regional master distributors are trained in such a manner that they are qualified to provide supplemental training for their individual country dealers.

AMT provides warranty and repair service for AMT’s products in the United States.  To service its dental equipment, AMT has a service department in Corpus Christi and has service arrangements with independent distributors for products in other markets.  To date, AMT has not experienced significant service problems.  AMT generally provides a one-year warranty on all of its products, except for tooth whitening where no warranty or service is required.

Competition

There is direct competition to AMT’s in-house manufactured products; however, it is the new and emerging technologies that represent the biggest commercial threat to the Company’s manufacturing business.  Hydroabrasion technology is being supplanted by high technology dental lasers which, although considerably higher in price, can perform certain additional functions.  On the lower end, this technology competes with conventional treatment methods that include standard drills and basic dental instruments.  Even so, a small market still exists which justifies the continuance of the product line for the foreseeable future.

For all in-house manufactured products, AMT has patents in the basic technologies which the Company believes provide a competitive advantage.  AMT believes there are approximately three companies that presently sell competing dental air abrasive products and approximately 13 companies that presently sell competing intra oral camera systems.  AMT’s PAC and KCP products must also compete with conventional treatment methods using dental instruments or equipment that are generally less expensive and with which dentists are more familiar.

AMT faces several competitors in the tooth whitening industry.  AMT’s Contrast tooth whitening products face competition from a variety of companies utilizing similar technologies.

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

Patents

AMT believes its patents provide some competitive advantage in those countries where they have been issued.  AMT believes its technology patents and other patent rights provide a proprietary means to utilize that technology in dentistry.  In the United States, AMT has patents related to dental air abrasive systems and methods for using an air abrasive stream for dentistry that do not begin expiring until 2011, technology patents for air abrasive cavity preparation systems which will begin expiring in 2012, and industrial air abrasive patents which have expiration dates ranging from 2011 to 2017.  AMT also holds several industrial air abrasive patents in various other countries.   As a result, in 2005, two companies signed license agreements with the Company to market air abrasion products and in 2006 a settlement agreement was reached with a third company.

The Contrast tooth whitening products are not protected by patent.

Manufacturing and Suppliers

To the extent that AMT continues to manufacture, the manufacturing operations are conducted at its ISO 9001:2000 and EN13485 certified facility in Corpus Christi, Texas.  AMT’s products are manufactured from parts, components and subassemblies obtained from a number of unaffiliated suppliers or fabricated internally at its manufacturing facility. AMT has modern machining capability allowing it to control the production of certain non-standard parts.  AMT uses numerous suppliers for standard parts and for fabrication of certain parts.  Although most of the parts and components used in its products are available from multiple sources, AMT presently obtains several parts and components from single sources.  Lack of availability of certain parts and components could result in production delays.  Management has identified alternate suppliers and believes any delays would be minimal and would not materially affect AMT’s business.

AMT has a  contractual relationship with the manufacturer of the Spectrum tooth whitening products. The manufacturer is stable and product is delivered per pre-established, mutually agreed order quantities and ship dates.  The Company believes that delivery delays would be  unlikely and would have a minimal material affect AMT’s business.

Research and Development

Historically, most research and development, prototype production and testing activities for the products manufactured by AMT have taken place at the Company’s Texas facility, although some research and development work was performed for AMT by consultants.  No further major new product development is anticipated by the Company.

AMT’s research and development expenditures for 2006 and 2005 were $67,783 and $182,074 respectively.  AMT’s research and development in 2006 focused primarily on Hydro Jet revisions.  The Company believes that its research and development activities for 2007 will substantially decrease.

Governmental Regulation

The dental products manufactured by AMT are subject to significant governmental regulation in the United States and in certain other countries.  In order to conduct clinical tests and to market products for therapeutic use, AMT must comply with procedures and standards established by the FDA and comparable foreign regulatory agencies.  Changes in existing regulations or adoption of additional regulations may adversely affect AMT’s ability to market its existing products or to market enhanced or new dental products.

At this time, AMT’s tooth whitening product line is not subject to regulation inside the USA.  A change in this status could adversely affect AMT’s ability to market these products in the USA.

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

In addition, our manufactured products are subject to regulatory requirements covering third-party reimbursement.   Our products are generally purchased by dental or medical professionals who then bill various third party payors, such as government programs or private insurance plans, for the procedures conducted using these products.  In the United States third party payors review and frequently challenge the prices charged for medical services. In many foreign countries, the prices are predetermined through government regulation.  Payors may deny coverage and reimbursement if they determine that the procedure was not medically necessary (for example, cosmetic) or that the device used in the procedure was investigational.  We believe that most of the procedures being performed with our current products generally have been reimbursed. The inability to obtain reimbursement for services using our products could deter dentists and physicians from purchasing or using our products.  We cannot predict the effect of future healthcare reforms or changes in financing for health and dental plans.  Any such changes could have an adverse effect on the ability of a dental or medical professional to generate a return on investment using our current or future products.  Such changes would act as disincentives for capital investments by dental and medical professionals and could have an adverse effect on our business, financial condition and results of operations.

Foreign Regulatory Requirements

International sales of medical devices are also subject to the regulatory requirements of each country.  Regulation of medical devices in foreign countries varies between countries.  The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company complies with the regulatory laws of such countries.  In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market.  The KCP, PAC, Intraoral cameras and tooth whitening products have all been granted CE mark approvals and may be sold in European Union countries and markets.   Additional foreign authorizations to market its dental products are sought by the Company where needed.

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

Product Liability Exposure

AMT’s business involves the inherent risk of product liability claims.  If such claims arise, they could have an adverse effect on AMT.  AMT currently maintains product liability insurance with coverage per occurrence and in the aggregate of $10 million.  There is no assurance that such coverage will be sufficient to protect AMT from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

Foreign Operations and Segment Information

For information regarding the Company’s foreign operations and business segments, see Note 7 of the Notes to Consolidated Financial Statements.  Such information is incorporated herein by reference.

Employees

On March 13, 2007, AMT had 17 full-time employees.  Of these employees, two were engaged in direct sales and marketing activities.  Seven employees were engaged in manufacturing activities, and the remaining eight employees were in finance, administration, customer service, and research and development.  AMT has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

STATUS OF PAST AND FUTURE BUSINESS STRATEGIES:

KCP Cavity Preparation Systems:

In the past AMT’s patented KCP tooth decay removal and restorative preparation systems represented significant sales and profit to the Company.  The brand names: “KCP”, “Flexijet”, and “Hydro Jet” were the market products in North America and Europe during the dental industry’s active use of hydrobrasion technology.  Now, with the advent of dental lasers and other non-invasive technologies, AMT now finds that product sales for this mature technology have softened.

At its peak, AMT made a significant investment in equipment to support the hydrobrasion business, some of which is not now utilized.  The cost of holding and maintaining this equipment as well as retaining employees during this phase in the product cycle has become a drain on resources.  In 2007, AMT plans to liquidate the equipment and contractually assign the manufacturing of the Hydro Jet.  The result of this outsourcing of manufacturing will be a reduction in overhead costs to the Company.  A third-party company to engage in such manufacturing has been identified and material advances have been made toward this end plan.

In 2007 AMT will continue to include the Hydro Jet in its product offering, selling through its existing international network of dealers; however no significant investment is planned to upgrade the product technology or to market the products.

Equipment Service and Maintenance:

There are approximately 8,000 KCP, Flexijet, Hydro Jet and PAC Light systems installed in dentist offices primarily in North America and Europe, most of which have gone past their original manufacturer’s warranty period.  As an adjunct to the Company’s traditional sales activity, AMT also offers “for-fee” repair services, generating revenue and profit by performing repairs and maintenance on past sold equipment.  With more and more dentists retiring their older AMT equipment, the Company revenue from repairs and service has flattened out.

In order to reduce the overhead costs, AMT plans to contractually sub-let this function to a third party company or companies who will perform the repairs and services on AMT’s behalf, with AMT taking a commission for each repair that is completed. One third party company has been identified and material advances have been made toward this end plan.

The Company can provide no assurances that the plans described above will materialize or result in any revenue or earnings for the Company.

Industrial Products:

In the past, sales of the Company’s AJM systems and their associated parts and consumable products have represented a significant portion of the Company’s revenues even though they were outside of the Company’s primary dental market.  Today, industrial product sales have leveled off and are forecasted to remain flat unless significant technology and marketing investment is made.  The Company is exploring ways to capitalize on this product line.

Discontinued Products:

Given the Company’s assessment of the current state of technology, and an influx of competition from foreign manufacturers offering similar products, AMT has decided to discontinue selling the Ultracam, Intra-oral Camera system and the PAC, plasma arc curing light system.  Repairs for the existing units will be referred to a qualified third party company.  AMT plans to liquidate the stock and component inventories related to these discontinued products.  Material advances have been made toward this end goal.

New Products:

The Company believes that the key to its on-going growth and profitability is in the acquisition and sale of new products.  Currently AMT is in discussions with reputable dental manufacturers to increase the number and range of products offered.  AMT believes that these discussions may lead to license agreements in 2007, but can provide no assurances that any licensing agreements will materialize or be profitable for the Company.

SALES, MARKETING AND TRAINING:

For the North American dental market, AMT primarily uses a network of independent sales representatives and major dental dealers and distributors to sell its products.  The Company’s non-dental, AJM industrial products are sold through independent distributors and are supported by AMT primarily through advertising in the Thomas Register, other trade publications, limited in-house sales and participation in select trade shows.

For AMT’s international markets, in order to adequately sell and to facilitate the rapid global introduction of new products, AMT has set up a “hub and spoke” system with key third party sales and distribution partners located in Asia, Europe, and the Middle East.  These third-party “master distributors” are contractually bound to AMT and are responsible for: directing individual country dealer sales in their respective territories, providing sales and technical support, and holding and managing local inventory and logistics.  AMT is currently searching for a company in Latin America to assume this important role in the region.

Currently AMT’s dental products are actively sold through distribution in 82 countries.  The company participates in approximately 10 major international trade exhibitions under the name of AMT, and is represented by dealers and distributors at approximately 40 other high profile shows and exhibitions. In our new and emerging markets, advertising costs are usually assumed in full or part by the local distributor.

Training and the dissemination of industry information is an important factor in the successful sale of AMT products.  The Company offers its dealers and distributors free training on all products and supports them on an “as needed” basis with dentist training, technical seminars and lectures.  Under the international “hub and spoke” model, the regional master distributors are trained in such a manner that they are qualified to provide supplemental training for their individual country dealers.

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

ITEM 2.               DESCRIPTION OF PROPERTY

As previously reported in the Company’s Form 8-K, filed with the SEC on April 17, 2006, the Company, on April 11, 2006, sold to and leased back from the Sepulveda Group, LLC, a California limited liability company affiliated with Discus, its former 45,000 square foot building and property located at 5655 Bear Lane, Corpus Christi, Texas. The gross sale proceeds were $1.9 million, and the Company’s monthly lease back rent for the facility is $20,385 for a five year term, commencing April 11, 2006, with a 3% yearly increase and an option to extend the lease term for an additional five years.

ITEM 3.               LEGAL PROCEEDINGS

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

The Company was in arbitration for breach of employment contract claims filed by two former employees totaling $250,000.  In April 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000.  In April 2006, the Company settled with both parties for an aggregate payment of $410,000.  The settlement was included in “other accrued liabilities” in the Company’s March 2006 balance sheet and was paid in April 2006.

On November 20, 2006 a demand for arbitration and statement of claim was filed against the Company, alleging that the Company had breached agreements to pay the claimant in the action royalties and consulting fees.  The original demand sought damages of $47,800.  The demand for arbitration seeks an award of $125,000.  The original demand of $47,800 is included in “other accrued liabilities” in the Company’s December 2006 balance sheet.  The Company is vigorously defending this claim.

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

	High	Low
2006
First Quarter	$0.29	$0.16
Second Quarter	0.30	0.20
Third Quarter	0.28	0.20
Fourth Quarter	0.24	0.16

2005
First Quarter	0.51	0.34
Second Quarter	0.50	0.31
Third Quarter	0.38	0.28
Fourth Quarter	0.32	0.13

As of December 31, 2006 there were approximately 347 holders of record of AMT common stock based upon the records of the Company’s stock transfer agent and security position listings.

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

Receivables and Credit Policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Payments on trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of trade receivables is reduced by a valuation allowance for any invoices over 90 days past due and 5% of the remaining balance. Additionally, management addresses significant individual accounts for collectibility and provides an additional allowance if necessary.  In December 2006, the Company wrote off approximately $117,000 of receivables previously included in the allowance for bad debt.

Inventories—Slow Moving

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.  For purposes of computing the valuation allowance at December 31, 2006, part usage was projected at 50% of 2006 part usage.  The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2006; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Issuance of Warrants

The Company periodically issues warrants to purchase stock at a price which may be higher or lower than the strike price of the stock on the grant date.  The fair value of the warrants issued is estimated at the date of the grant using the Black Scholes pricing model.  The Company recognizes the expense over the vesting period of the warrant.  The Company has a policy of issuing new shares for the exercise of  warrants.

Results of Operations

For the year ended December 31, 2006 revenue was $2,712,335 compared to $2,059,448 in 2005, an increase of approximately 32%.  The increase in revenue resulted primarily from the addition of the Spectrum product line in April 2006 which generated approximately $933,000 in revenue.  These additional revenues were partially offset by a decrease of $120,000 in KCP sales, a decrease of $79,000 in PacLight sales and a decrease of $80,000 in repairs and parts sales in 2006.  The Company anticipates the continued growth of the Spectrum product line.

Additionally, royalties decreased approximately $51,000 in 2006 due to payments received in 2005 from the licensing agreements related to the Company’s air abrasion patents signed and back payments received in 2005 with Danville Engineering and KaVo GmbH.

Gross profit as a percentage of revenues was approximately 50% for the year ended December 31, 2006 compared to 31% for the year ended December 31, 2005.  The increase in gross profit was primarily attributable to the addition of the Spectrum product line in 2006 which has a significantly higher gross margin than the other product lines and none of the associated manufacturing costs.  Additionally  $132,900 of inventory was added to the inventory valuation allowance in 2006 compared to $267,200 of inventory added to the inventory valuation allowance in 2005.  Revenues in the KCP product line in 2006 were primarily from the sale of the Company’s Hydro Jet with a higher gross margin than the upgrades sold in 2005.

Selling, general and administrative expenses were $2,963,919 and $2,203,286 for the years ending December 31, 2006 and December 31, 2005 respectively constituting an increase of approximately 34%.  The increase was primarily attributable to an additional $173,000 in rental expense due to the sale/leaseback of the building, an increase of $206,000 in other professional fees of which approximately $150,000 was for the services of an outside sales group to represent the Spectrum and KCP product lines, $78,000 of licensing fees relating to the Spectrum product license and a $410,000 legal settlement.  These increases were partially offset by a decrease of $87,000 in legal fees in 2006.

Other income was $67,231 and $173,200 for the years ending December 31, 2006 and December 31, 2005 respectively.  Of the amount in 2006, $27,000 is related to the sub-lease of part of the building, $10,000 is related to the recovery of accounts receivable invoices that were previously reserved and $9,000 for consulting fees.  Of the amount in 2005, $86,000 is related to the gain on the sale of machinery and $53,000 is related to recovery of accounts receivable invoices that were previously reserved.

Research and development expenses were $67,783 and $182,074 for December 31, 2006 and December 31, 2005 respectively.  The decrease was primarily due to the completion of the development of the Hydro Jet in 2005.

Liquidity and Capital Resources

The Company’s operating activities used $1,483,103 in cash resources in 2006. Cash used in operating activities in 2006 included payments of a legal settlement $410,000, increase in inventory of $195,945 and reduction in accounts payable of $64,543.

The Company’s investing activities in 2006 provided $2,617,220. The cash provided by investing activities in 2006 included $1.9 million in proceeds from the sale of the building.

The Company’s financing activities in 2006 used $1,106,401. The cash provided by financing activities in 2006 consisted primarily of margin loans net of repayments.

On February 9, 2005 the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000. The loan was secured by a primary lien on the Company’s building and other real property. Interest on the loan was set at the prime rate plus 1%.  The principal on the loan was payable in 35 monthly installments of $3,789 plus interest with the final principal payment due in full in February 2008.  The funds received from this loan were used to retire the note held by Aimee Maroney which matured on December 31, 2004.  In April 2006, the Company invested $632,744 in a Certificate of Deposit with a term of one year as collateral for the outstanding principal remaining on the loan. The original terms of the loan remained the same.  In December 2006, the Company redeemed the Certificate of Deposit and used the proceeds to pay the balance on the note.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of December 31, 2006.  The principal on the loan is payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as collateral.  The terms of the original line of credit remained the same with the exception of the payment date which was extended to February 2008.

On April 11, 2006 the Company sold its 45,000 square foot Corpus Christi facility for $1.9 million to the Sepulveda Group, a California limited liability company. The Company entered into a five year lease back of the facility with a monthly rent of $20,385. The lease provides for a 3% yearly rent increase and an option to extend the lease for an additional five years. The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds were used to reduce liabilities and for operational expenses as needed.

On April 11, 2006, the Company entered into a licensing agreement with Discus Dental Holdings, Inc. (“Discus”) and its wholly owned subsidiary, Spectrum Dental, Inc. (“Spectrum Dental”), a leading provider of professional tooth whitening products under the brand names of “Contrastpm”, “Contrastpmplus” and “Contrastam”, under which AMT became the exclusive distributor of the Spectrum Dental product line, which provided  approximately $933,000 in additional revenue in 2006. The Sepulveda Group, LLC is affiliated with Discus. In full payment for the license, the Company issued Discus a warrant to purchase 2,500,000 shares of common stock at $0.20 per share.

The fair value of the warrants issued to Discus is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on December 31, 2006:  risk free interest rate of 4.59%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common shares over the estimated life of the warrant of 6.42 years.  The calculated fair value of the warrant was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the vesting period of five years.

In 2006, the Company entered into a new phase of its corporate development.  The first step in the transition was to infuse the existing executive and sales management teams with fresh talent.  The second step in the transition was to review the status of AMT’s existing core products and as a result of this review, the Company is exploring the discontinuation of some of its mature product lines in order to reduce spending and to outsource some of the Company’s equipment service and maintenance in order to take advantage of lower overhead costs.

In 2007, the Company plans to continue to include the Hydro Jet in its product offering, selling through its existing international network of dealers; however, no significant investment is planned to upgrade the product technology or to market the products.

As a final step in the transition, the Company is anticipating the alteration of its basic business model from that of traditional manufacturing to one of a product-brokering organization, directing the sales of products from contractually bound manufacturers to the international dental market.  Under the new business model, AMT would position itself as the premier “outsourced sales organization” for companies seeking the international sale and distribution of their unique dental products.  The Company believes it can continually grow contractually protected revenue by increasing the sales of existing products and by the sales of new product lines, while minimizing overhead costs and inventory liabilities.

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines and the expansion related to the representation of additional lines of dental products.  While the Company has identified additional product lines and has a letter of intent to distribute products for a major dental manufacturer, there can be no assurance that the Company will be successful in finalizing the contract for representation of these products or that the Company will be successful in generating a positive operational cash flow.

The following table summarizes AMT’s contractual obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	Total
Line of credit *	$437,000	$—	$—	$—	$—	$400,000

Building lease	249,512	256,998	264,708	272,649	91,775	1,135,642

	$649,512	$256,998	$264,708	$272,649	$91,775	$1,535,642

* Variable interest rate on note. Interest rate used was as of December 31, 2006.

New Accounting Standards and Disclosures

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008.  The Company is currently evaluating the impact that this interpretation may have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company beginning in the first quarter of 2007. The Company does not expect any impact to our consolidated financial statements up adoption of SAB No. 108.

In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, but is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2004, SFAS No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. There was no effect on the Company of adoption of SFAS No. 123R.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2006, The Company has no off balance sheet arrangements.

ITEM 7.               FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors
American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity(deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit porcedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

Also as discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP
Houston, Texas
April 13, 2007

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,821	$34,217
Investments	184,076	1,237,718
Restricted certificate of deposit	300,000	—
Accounts receivable, less allowance of approximately $18,000 in 2006 and $139,000 in 2005	273,235	100,158
Inventories, net	505,578	709,559
Prepaid expenses and other current assets	151,509	105,407
Total current assets	1,480,219	2,187,059

PROPERTY AND EQUIPMENT, net	109,913	1,267,660

INTANGIBLE ASSETS, net	473,165	4,441

Total assets	$2,063,297	$3,459,160

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES:

Line of credit	$400,000	$—
Margin loan on investment account	—	822,290
Note payable, current portion	—	45,467
Series B Preferred Stock, $.01 par value, manditorily redeemable, authorized 575,000 shares, 400,000 shares issued and outstanding	400,000	400,000
Accounts payable	672,776	737,319
Compensation and employee benefits	95,039	88,916
Accrued restructuring costs	65,892	65,892
Warrants subject to registration rights	399,926	—
Other accrued liabilities	228,105	182,028
Total current liabilities	2,261,738	2,341,912

LONG TERM LIABILITIES:
Note payable, net of current portion		598,644

Deferred gain on sale of building	656,075	—
Total long term liabilities	656,075	598,644

COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)

STOCKHOLDERS’ EQUITY(DEFICIT):
Preferred Stock, authorized 9,425,000 shares, none outstanding
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 8,189,306	327,572	327,572
Additional paid-in capital	42,604,651	42,599,667
Accumulated deficit	(43,786,739)	(42,408,635)
Total stockholders’ equity(deficit)	(854,516)	518,604
Total liabilities and stockholders’ equity(deficit)	$2,063,297	$3,459,160

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES	$2,712,355	$2,059,448

ROYALTIES	51,019	101,886
	2,763,374	2,161,334
COST OF SALES	1,402,904	1,424,109
Gross profit	1,360,470	737,225

COST AND EXPENSES:
Selling, general and administration	2,963,919	2,203,286
Research and development	67,783	182,074
Loss from operations	(1,671,232)	(1,648,135)

OTHER INCOME (EXPENSES):
Net realized and unrealized gains and (losses) on investments	10,225	(7,086)
Gain on sale of building	122,372	—
Other income	67,231	173,200
Interest income	46,993	42,430
Change in fair value of warrant	149,604	—
Interest expense	(107,185)	(105,183)
Total other income(expenses)	289,240	103,361

Net loss	(1,381,992)	(1,544,774)

Preferred dividends	(40,000)	(40,000)

Net loss available to common shareholders	$(1,421,992)	$(1,584,774)

Basic and diluted loss per common share	$(0.17)	$(0.19)

Weighted number of shares issued	8,189,306	8,189,306

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

YEARS ENDED DECEMBER 31, 2006 AND 2005

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2004	8,189,306	327,572	42,620,977	(40,853,433)	$2,095,116
Net loss	—	—	—	(1,544,774)	(1,544,774)
Foreign currency translation	—	—	—	(10,428)	(10,425)

Comprehensive loss	—	—	—	—	(1,555,202)
Preferred dividends	—	—	(40,000)		(40,000)
Issuance of common stock	—	—	18,690	—	18,690

Balance at December 31, 2005	8,189,306	327,572	42,599,667	(42,408,635)	518,604

Net loss	—	—	—	(1,421,992)	(1,421,992)
Foreign currency translation	—	—	—	3,888	3,888
Comprehensive loss	—	—	—	—	(1,418,104)
Preferred dividends	—	—	(40,000)		(40,000)
Option grants	—	—	44,984	—	44,984

Balance at December 31, 2006	8,189,306	327,572	42,604,651	(43,786,739)	$(854,516)

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,381,992)	$(1,544,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,523	100,995
Amortization	80,806	2,970
Provision for slow-moving inventory	8,036	267,199
Provision of doubtful accounts	5,436	4,597
Gain on sale of machinery	—	(86,062)
Gain recognized on sale of building	(122,372)	—
Loss on disposal of asset	868	—
Net losses on investments	10,225	7,086
Expense related to option grants	44,984	18,690
Change in fair value of warrant	(149,604)	—
Other	—	56
Total other operating activities	(60,098)	315,531

Changes in operating assets and liabilities:
Accounts receivable	(178,513)	104,504
Inventories	195,945	(68,221)
Prepaid expenses and other current assets	(46,102)	29,326
Accounts payable	(64,543)	(157,982)
Compensation and employee benefits	6,123	42,060
Accrued restructuring costs	—	(245,291)
Other accrued liabilities	46,077	3,850
Net cash used in operating activities	(1,483,103)	(1,520,997)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,197)	(55,998)
Proceeds on sale of building	1,900,000	—
Proceeds from sale of machinery	—	94,759
Sales and maturities of government securities	1,043,417	—
Purchase of certificate of deposit	(632,744)	—
Redemption of certificate of deposit	632,744	—
Purchase of certificate of deposit	(300,000)	—
Sales and maturities of government securities	—	559,909
Net cash provided by investing activities	2,617,220	598,670

FINANCING ACTIVITIES:
Series B preferred dividends	(40,000)	(40,000)
Margin loans on investments	206,000	1,350,000
Payments on margin loans	(1,028,290)	(527,710)
Repayment of related party note payable	—	(682,056)
Proceeds from note payable	—	682,000
Proceeds from line of credit	400,000	—
Payments on note payable	(644,111)	(37,945)
Net cash provided by (used in) financing activities	(1,106,401)	744,289

Net increase/(decrease) in cash and cash equivalents	27,716	(178,038)
Effect of exchange rates on cash	3,888	(10,428)
Increase(decrease) in cash and cash equivalents	31,604	(188,466)

CASH and cash equivalents, at beginning of year	34,217	222,683

CASH and cash equivalents, at end of year	$65,821	$34,217

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of warrants for license fee	$549,530	—

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.

Notes to Financial Statements

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Operations and Principles of Consolidation — American Medical Technologies, Inc. (“AMT” or the “Company”) develops, manufactures, markets and sells high technology products primarily for dentistry; and distributes tooth whitening products.  The consolidated financial statements include the accounts and operations of the Company and American Medical Technologies GmbH, its German subsidiary.  All intercompany transactions and balances have been eliminated.

Going Concern — The Company’s financial statements are prepared using accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $1,381,992 for the year ended December 31, 2006.  The Company’s management expects the outstanding Series B Preferred Stock will be converted before the September 30, 2007 redemption date.  The Company believes that the increase in revenue and gross margin due to the addition of the Spectrum product line, additional funds available from the line of credit and the additional representation of a new product line alleviate the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made..

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

The breakdown of the Company’s restructuring costs through December 31, 2006 is as follows:

	Employee Severance	Office Lease Terminations	Vehicle Lease Terminations	Other	Total
Adoption of restructuring plan	$402,363	$218,056	$136,366	$70,894	$827,679
Additions (Reductions)	(16,167)	(49,896)	(66,109)	2,190	(129,982)
Non-cash expenses	—	(27,802)	—	—	(27,802)
Payments	(386,196)	(74,466)	(70,257)	(73,084)	(604,003)
Balance at December 31, 2006	$—	$65,892	$—	$—	$65,892

Inventories — Inventories are stated at the lower of cost, determined by the first-in first-out method, or market.  At December 31, 2006 and 2005, inventories consisted of the following:

	2006	2005
Finished goods	$213,182	$225,065
Raw materials, parts and supplies	292,396	484,494
	$505,578	$709,559

Inventories at December 31, 2006 and 2005 are net of valuation allowances of approximately $1,700,000. In the fourth quarter of 2006, the Company wrote off approximately $107,000 of inventory that was previously reserved.

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance. For purposes of computing the valuation allowance at December 31, 2006, part usage was projected at 50% of 2006 part usage. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2006; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.  Depreciation is not included in cost of sales.  At December 31, 2006 and 2005 property and equipment consisted of the following (see Note 3 for discussion regarding sale of building in 2006):

	2006	2005
Building and improvements	$17,391	$1,556,824
Machinery and equipment	477,727	470,110
Office furniture and computers	457,341	445,468
	952,459	2,472,402
Accumulated depreciation	(842,546)	(1,204,742)
	$109,913	$1,267,660

Investments — During 2005, the Company borrowed $1.35 million in margin loans from its investment brokerage house. Interest received and matured securities were used as payments on these loans, with additional borrowing as needed for cash requirements. The balance on the margin loans as of December 31, 2005 was $822,290.  The margin loans were set up with a variable interest rate. The interest rate as of December 31, 2005 was 8.375%.  During 2006, the Company borrowed an additional $206,000 in margin loans from its investment brokerage house.  Interest received and matured securities were used to pay the balance on the margin loans in the third quarter of 2006.

In April 2006, the Company sold to and leased back from the Sepulveda Group, LLC, the 45,000 square foot building and property located at 5655 Bear Lane, Corpus Christi, Texas.  The gross sale proceeds were $1.9 million.  A gain of $778,447 was recognized, $656,075 of which was deferred at December 31, 2006 and will be amortized over the term of the lease.

In April 2006, the Company invested $632,744 in a Certificate of Deposit with Texas State Bank which was used as replacement collateral for the loan entered into in February 2005.  This Certificate of Deposit was redeemed in December 2006.

In December 2006 the Company invested $300,000 in a Certificate of Deposit with Texas State Bank which was used as collateral for a line of credit extended to the Company by Texas State Bank.

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

Receivables and Credit Policies -Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Payments on trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of trade receivables is reduced by a valuation allowance for any invoices over 90 days past due and 5% of the remaining balance. Additionally, management addresses significant individual accounts for collectibility and provides an additional allowance if necessary.  In December 2006, the Company wrote off approximately $117,000 of receivables previously included in the allowance for bad debt.

Intangible Assets — Intangible assets consist of patents, and are stated at cost less accumulated amortization.

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment.  Intangible assets with finite useful lives will continue to be amortized over their useful lives.

The Company has amortizable intangible assets as of December 31, 2006 and 2005 as follows:

	2006	2005
Spectrum license	549,530	—
Patents, trademarks and other	$59,376	$59,376
Accumulated amortization	(135,741)	(54,935)

	$473,165	$4,441

Amortization expense related to finite lived intangibles was $80,806 and $2,970 for the years ending December 31, 2006 and December 31, 2005 respectively.  The following table shows the estimated amortization expense in total for all finite lived intangible assets to be incurred over the next five years.

Years Ending December 31,
2007	$111,359
2008	109,888
2009	109,888
2010	109,888
2011	32,142
$473,165

Earnings Per Share — The following table sets forth the computation for basic and diluted earnings per share:

	2006	2005
Net loss available to common shareholders	$(1,421,992)	$(1,584,774)

Numerator for basic and diluted earnings per share	(1,421,992)	(1,584,774)

Denominator for basic earnings per share — weighted average share	8,189,306	8,189,306
Dilutive potential common shares	—	—

Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversion	8,189,306	8,189,306
Basic and diluted earnings per common share	$(0.17)	$(0.19)

The computation of diluted earnings per share for 2005 and 2006 excludes the effect of assuming the conversion of the 400,000 shares of Preferred Stock which are convertible for two and one-half shares of common stock.

Comprehensive Loss — The Financial Accounting Standards Board’s Statement No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments and unrealized income (loss) on available for sale securities to be included, along with net loss, in comprehensive loss.

Stock Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.”  Under the fair recognition provisions of SFAS No. 123(R), stock based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R); as such, no prior periods have been restated. The Company has a policy of issuing new shares for stock option exercises.

Advertising — The Company expenses advertising costs as incurred.  Advertising expense approximated $19,000 and $35,000 in 2006 and 2005, respectively.

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

Fair Value of Financial Instruments — The fair value of the Company’s cash, accounts receivable, line of credit and accounts payable approximates their carrying value due to their short-term nature.  The fair value of the Company’s preferred stock approximates fair value as its terms and yield approximates current market conditions.

2.     AGREEMENTS WITH RELATED PARTIES

Roger Dartt —The Company renewed its employment agreement with Mr. Dartt effective June 1, 2004 and extended the term to end December 31, 2006.  Under the renewed employment agreement, Mr. Dartt’s base salary was $250,000 per year, and he received a signing bonus of $166,000, which he used to purchase 250,000 shares of Company common stock at $0.33 per share pursuant to options previously granted.  Mr. Dartt agreed not to compete with the Company for one year after termination.  The employment agreement was not renewed on December 31, 2006. Mr. Dartt  continues as Chairman of the Board for the Company.

Judd D. Hoffman - The Company entered into an employment agreement with Mr. Hoffman effective January 1, 2007, naming him as the Company’s President and Chief Executive Officer for a term ending December 31, 2009.  The employment agreement provides for an annual base salary of $210,000, an increase of not less than 5% on each anniversary date, an incentive bonus in 2007 based on profit and the option grant to purchase 850,000 shares of stock at a price of $.20 per share.  The options vest as follows:  100,000 immediately and 250,000 vesting on the last day of the first, second and third years of the employment term.  Additionally, in June 2006 Mr. Hoffman was granted the option to purchase 100,000 shares of stock at a price of $0.27 per share.  This option grant vested on September 16, 2006.  The employment agreement can be terminated for cause if Mr. Hoffman fails to perform his duties with the Company, engages in gross misconduct in connection with his work for the Company, commits a breach of this agreement or commits a felonious or fraudulent act against the Company.  If his employment is terminated without cause, Mr. Hoffman is entitled to 12 month’s salary and any portion of stock options will immediately vest and be exercisable for a period of 90 days.

3.     OTHER EVENTS

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

The fair value of the warrants issued to Discus is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on December 31, 2006:  risk free interest rate of 4.59%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common shares over the estimated life of the warrant of 6.42 years.  The calculated fair value of the warrant was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the vesting period of five years.

Option Agreement. On the same date as the Company entered into the Licensing Agreement, the Company and Discus entered into a Put and Call Option Agreement (the “Option Agreement”) whereby Discus has a put option to compel the Company to purchase all the outstanding shares of capital stock of Spectrum , and the Company has a call option to compel Discus to sell such shares, at any time after April 11, 2007 and before the earlier to occur of the termination or expiration of the License Agreement or five years. Notwithstanding the foregoing, the Company may not exercise its call option if the price at which its shares of common stock are trading, or the average trading price of its shares during the preceding 30 day period, is less than $0.60 per share. The exercise price of the option will be between $2,300,000 and $2,662,537, depending on the date of exercise. The purchase price will be paid with a combination of cash and 3,000,000 shares of Company common stock (subject to adjustment); provided that if that aggregate value of the specified amount of cash and the value of the stock based on the average trading value of the Company’s stock for the 30 days preceding the closing of the Option Agreement is less than the applicable exercise price, then the Company must issue additional shares to equal the value of the exercise price. At the option of the parties, the exercise price can be paid in all cash; however, if the Company first elects to exercise its call option, the method of payment of the exercise price will be at the election of Discus. Upon the exercise of the option, the parties are required to enter into a Stock Purchase Agreement substantially in the form agreed to in the Option Agreement for the purchase and sale of the Spectrum shares.

Manufacturing Agreement  The Company also entered into a Manufacturing Agreement with Westside Packaging, Inc. (“Westside”) a wholly owned subsidiary of Discus and the current manufacturer, for the manufacture of the products and sale to the Company for distribution under the License Agreement. The products manufactured are sold under the trademarks Contrastpm, Contrastam, FastDam and FastTrak. The Manufacturing Agreement is for a term of three years with automatic one year renewal terms unless either party gives notice of non-renewal.

Standstill Agreement  Effective January 16, 2007, Discus, Spectrum and Westside, on the one hand, and the Company, on the other hand, entered into a Standstill Agreement, in which each of the parties agreed that there are pending disputes among them concerning the existence and/or extent of any performance issues under agreements among them, including, without limitation, the License Agreement and Manufacturing Agreement (collectively, the “Agreements”).  It is the Company’s position that the Agreements are in effect.  Discus has agreed not to dispute the Company’s position, but has reserved, together with the Company, all rights, claims and/or defenses relating to the Agreements.  The parties to the Standstill Agreement have agreed to discuss potential resolution of any disputes arising out of the Agreements.  Further, the parties have agreed that any party may terminate the Standstill Agreement by providing the other party with 10 days written notice.  The parties further agreed that no party to the Standstill Agreement may commence any legal action against the other party prior to termination of the Standstill Agreement.  The Standstill Agreement is dated February 1, 2007.

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

The Registration Rights Agreement between the Company and Discus provides that the Company shall file a shelf registration relating to the offer and resale of shares issuable upon exercise of the warrant not later than an unspecified date in April 2007.  As of the date of the filing of this form 10-KSB, the Company has not filed such registration statement.

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

The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds were used to reduce liabilities and for operational expenses as needed.   The gain of $778,447 on the sale of the building was recorded on the Company’s balance sheet as deferred gain on sale of building and is being recognized over the term of the lease as other income.  The Company recorded $122,372 in other income during the year ended December 31, 2006.

Amendment to Loan Agreement. As a result of the sale and leaseback arrangement described above, the Company, under its loan agreement with Texas State Bank dated February 9, 2005 in the original principal amount of $682,000, executed a change of collateral agreement. The loan was originally secured by a primary lien on the Company’s building and other real property, and the final principal payment was due in full in February 2008. The Company invested $632,744 in a Certificate of Deposit with a term of one year as collateral for the outstanding principal remaining on the loan. The original terms of the loan remained the same.  In December 2006, the Company redeemed the Certificate of Deposit and used proceeds as full payment of loan.

4.     NOTE PAYABLE & LINE OF CREDIT

On February 9, 2005 the Company entered into a secured loan agreement with Texas State Bank in the amount of $682,000. The loan was secured by a primary lien on the Company’s building and other real property.  Interest on the loan was at the prime rate plus 1%.  The principal on the loan was payable in 35 monthly installments of $3,789 plus interest with the final principal payment due in full in February 2008.  The funds received from this loan were used to retire the note held by Aimee Maroney which matured on December 31, 2004.  In April 2006, the Company invested $632,744 in a Certificate of Deposit with a term of one year as collateral for the outstanding principal remaining on the loan. The original terms of the loan remained the same.  In December 2006, the Company redeemed the Certificate of Deposit and used the proceeds to pay the balance on the note.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of December 31, 2006.  The principal on the loan is payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the line being extended to February 2008.

The Company paid interest of approximately $107,200 and $105,100 in 2006 and 2005, respectively.

5.     PREFERRED STOCK, STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Preferred Stock

The Company has authorized up to 575,000 shares of Series B Preferred Stock at a per share price of $1 per share.  The holders of Series B Preferred Stock are entitled to (i) receive an annual cumulative dividend at the rate of 10%, payable prior to dividends on any shares of common stock, (ii) two and one-half times the number of votes to which a holder of the same number of common shares is entitled, (iii) receive two and one-half shares of common stock for each share of Series B Preferred Stock tendered for conversion after September 30, 2005, (iv) require the Company to redeem shares of Series B Preferred Stock at the original sale price, plus accrued cumulative dividends, upon prior notice after September 30, 2005, or in the event of a merger, sale of a majority of the stock or sale of substantially all the assets of the Company, and (v) receive a liquidation preference equal to the original sale price plus accrued cumulative dividends, prior to the rights of holders of the Series A Preferred Stock and the common stock.  On September 30, 2007, all outstanding shares of Series B Preferred Stock are automatically redeemable at the original sale price plus accrued cumulative dividends. The Series B Preferred Stock are presented as a current liability  due to the automatic redemption feature.

As of December 31, 2006, the Company had 400,000 shares of Series B Preferred Stock outstanding. The Company declared $40,000 of Series B Preferred dividends in the year ended December 31, 2006 which are reflected in other accrued liabilities. The Company declared $87,671 of Series B Preferred dividends in the year ended December 31, 2004 and $40,000 in the year ended December 31, 2005. The Company paid $47,671 of the dividends by December 31, 2004 and an additional $40,000 was paid in 2005.  No payments were made in 2006.  The Company’s management believes the outstanding Series B Preferred Stock will be converted prior to the September 30, 2007 redemption date.

Employee Stock Option Plan

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

In accordance with the provisions of SFAS No. 123(R), there was $26,294 in stock based compensation expense recorded in the twelve month period ended December 31, 2006.

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

The Company had three stock option plans for employees, officers, directors, consultants and other key personnel which expired prior to December 31, 2004.    As of December 31, 2006, the Nonqualified Stock Option Plan has no options outstanding; the Long-Term Incentive Plan had options outstanding to acquire 5,928 shares; and the Stock Option Plan for Employees has no remaining options outstanding.

In May 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers, directors, consultants and other key personnel. Options to purchase 1,000,000 common shares may be granted under the Plan.

The Company granted 400,000 share options in June 2006 under the Plan.  The share options became exercisable at a rate of 100,000 per year beginning in September 2006.  The fair value of the options issued was estimated at the date of the grant using the Black Scholes option pricing model with the following assumptions:  risk free interest rate of 5.14%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the option of 6.25 years.   The calculated fair value of the option grant was $106,612.  The Company recognized $26,294 in  compensation expense in 2006.  In January 2007, the nonvested portion of 300,000 remaining shares was cancelled.

As of December 31, 2006, there was $80,318 in unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan.

The Company’s nonvested shares as of December 31, 2006 and changes during the period ended December 31, 2006, is summarized as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	—	$—
Granted	400,000	$0.27
Vested	100,000	$0.27
Forfeited	—	—
Nonvested at December 31, 2006 (cancelled in January 2007)	300,000	$0.27

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	724,229	$1.65
Exercisable at December 31, 2003	660,949	1.78

Options granted	—	—
Options exercised	(250,000)	0.33
Options canceled	(464,127)	2.38

Outstanding at December 31, 2004	10,102	3.25
Exercisable at December 31, 2004	10,102	3.25

Options granted	—	—
Options exercised	—	—
Options canceled	(937)	2.42

Outstanding at December 31, 2005	9,165	3.33
Exercisable at December 31, 2005	9,165	3.33

Options granted	400,000	0.27	106,612
Options exercised	—	—
Options canceled	3,237	3.45

Outstanding at December 31, 2006	405,928	0.30		9.39	—
Exercisable at December 31, 2006	105,928	0.40		9.12	—

There were 400,000 stock options granted and no options exercised during the year ended December 31, 2006.

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.27	400,000	100,000	$0.27	9.38
$0.86 - $1.38	3,744	3,744	$1.21	3.97
$3.88 - $5.88	2,184	2,184	$4.74	1.39

Pro Forma Effects

Had compensation expense for our stock option grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123(R), our net loss and loss per share for year December 31, 2005 would not have changed materially.

Non-Employee Stock Options

The Company granted 150,000 share options in October 2005 to non-employees. Of the options issued, 75,000 were exercisable on the date of the grant, with the remaining 75,000 vesting one year from the grant date. The fair value of the options issued was estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions:  risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the option of 3.25 years. The calculated fair value of the option was $37,380. The Company recognized the expense over the vesting period of the options.

Non-employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2004	—	$—
Exercisable at December 31, 2004		—

Options granted	150,000	0.27
Options exercised	—	—
Options canceled	—	—

Outstanding at December 31, 2005	150,000	0.27
Exercisable at December 31, 2005	75,000	0.27

Options granted	—	—
Options exercised	—	—
Options canceled	—	—

Outstanding at December 31, 2006	150,000	0.27
Exercisable at December 31, 2006	150,000	0.27

A summary of all non-employee options outstanding as of December 31, 2006 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.27	150,000	150,000	$0.27	3.79

The Company has a policy of issuing new shares for stock option exercises.

Warrant activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2004	98,250	$4.00
Exercisable at December 31, 2004	98,250	4.00

Warrants issued	—	—
Warrants exercised
Warrants canceled	(98,250)	4.00

Outstanding at December 31, 2005	—	—
Exercisable at December 31, 2005	—	—

Warrants issued	2,500,000	0.20
Warrants exercised	—	—
Warrants canceled	—	—

Outstanding at December 31, 2006	2,500,000	0.20
Exercisable at December 31, 2006	—	0.20

6.     INCOME TAXES

At December 31, 2006 the Company had approximately $23,000,000 of net operating loss carry forwards (“NOL’s”) for federal income tax purposes, which expire in various amounts in the years 2008 through 2024.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2006	2005
Allowance for doubtful accounts	$6,000	$47,000
Inventory valuation reserves	1,018,000	569,000
Compensation and employee benefits	11,000	30,000
Warranty reserve	12,000	15,000
Sale/leaseback of building	238,000	7,879,000
NOL’s	7,770,000
Other	39,000	396,000
Deferred tax asset	9,094,000	8,936,000
Deferred tax liabilities	(50,000)	(51,000)
Net deferred tax asset	9,044,000	8,885,000
Valuation allowance	(9,044,000)	(8,885,000)
Net deferred tax asset	$—	$—

The Company’s income tax provision included the following:

	2006	2005
Current expense (benefit)	$—	$—
Deferred expense	—	—
	$—	$—

The following is a reconciliation of the Company’s expected income tax expense (benefit) based on statutory rates to the actual expense (benefit):

	2006	2005
Income taxes (benefit) at US statutory rate	$(469,877)	$(525,223)
Non-deductible amortization and expenses	1,053	58,546
Deferred tax asset valuation allowance adjustment	468,824	466,677
	$—	$—

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109

The Company paid no federal income tax during 2005 or 2006.

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

The accounting policies of the business segments are consistent with those described in Note 1.

	2006	2005
Revenues:
Domestic	$2,240,277	$1,698,379
International	472,078	361,069
	$2,712,355	$2,059,448

Reconciliation of revenues:
Total segment revenues	$2,712,355	$2,059,448
Other	51,019	101,886
Total revenues	$2,763,374	$2,161,334

Operational earnings:
Domestic	$466,543	$(137,993)
International	138,512	213,128
	$605,055	$75,135

Reconciliation of operational earnings to loss from operations:
Total segment operational earnings	$605,055	$75,135
Other operational earnings	51,019	101,886
Research and development expenses	(67,783)	(182,074)
Administrative expenses	(2,259,523)	(1,642,082)
Loss from operations	$(1,671,232)	$(1,648,135)

International revenues by country:
Japan	$145,063	$147,980
Germany	47,460	99,914
The Netherlands	49,795	—
Canada	77,954	51,274
Taiwan	10,157	—
South Korea	9,950	—
Israel	12,073	—
England	20,194	—
Argentina	12,130	—
Other	87,302	61,901
	$472,078	$361,069

Long lived assets (excluding deferred taxes):
Domestic	$109,913	$1,267,660
International	—	—
	$109,913	$1,267,660

Current assets
Domestic	$1,438,297	$2,145,011
International	41,922	42,048
	$1,480,219	$2,187,059

8.     COMMITMENTS AND CONTINGENCIES

Rental expense for operating leases in 2006 and 2005 approximated $208,800 and $25,700, respectively.

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

On November 20, 2006 a demand for arbitration and statement of claim was filed against the Company, alleging that the Company had breached agreements to pay the Claimant royalties and consulting fees.  The original demand sought damages of $47,800.  The demand for arbitration seeks an award of $125,000.  The original demand of $47,800 is included in “other accrued liabilities” in the Company’s December 2006 balance sheet.  The Company is vigorously defending this claim.

The Company’s management believes that the results of any outstanding claims or litigation singly or in the aggregate, will not have a material effect on the Company’s consolidated financial position or results of operations.

9.     ADJUSTMENT TO PRIOR PERIODS

In the periods ending June 30, 2006 and September 30, 2006, the Company revalued the fair market value of the warrant issued to Discus.  The fair market value at each of those dates  was  recognized as a licensing expense over the vesting period of the warrant.   The Company determined that the $549,530 fair market value of the warrant issued in consideration for the license agreement should be classified as a liability and the change in the fair value for the registration rights of the warrant should be classified as other income(expense).

Pursuant to applicable accounting guidance, reporting the correction of an error in previously issued financial statements should be reported as a prior period adjustment.  The nature of the error in previously issued financial statements and the effect of its correction on income before extraordinary item, net income, and the related per share amount should be disclosed in the period in which the error was discovered and corrected.  Since the error was discovered and corrected during the preparation of the 2006 10-KSB, the corrections for the second and third quarter of 2006 are disclosed in the 2006 10-KSB.

The adjustments resulted in an increase in the net loss in the second quarter 2006 and a decrease in the net loss for the third and fourth quarters of 2006.

Information regarding the adjustments is provided below as it relates to changes in the Statement of Operations, specifically for loss from operations, other income(expenses), net loss available to common stockholders and net loss per share for the three and year-to-date periods ending June 30, 2006 and September 30, 2006.  Information is also provided below as it relates to changes in the Balance Sheet, specifically for intangible assets, net; current liabilities and accumulated deficit for the periods ending June 30, 2006 and September 30, 2006.

Three months ended June 30, 2006	As Reported Previously	As Adjusted
Loss from operations	$(278,234)	$(278,234)

Other income(expenses)	$32,490	$(17,301)

Net loss available to common stockholders	$(275,335)	$(325,126)

Basic and diluted earnings per share	$(0.03)	$(0.04)

Six months ended June 30, 2006	As Reported Previously	As Adjusted
Loss from operations	$(1,196,811)	$(1,196,811)

Other income(expenses)	$42,326	$(7,465)

Net loss available to common stockholders	$(1,211,644)	$(1,261,435)

Basic and diluted earnings per share	$(0.15)	$(0.15)

June 30, 2006	As Reported Previously	As Adjusted
Intangible assets, net	$2,956	$529,593

Current liabilities	$1,615,951	$2,192,379

Accumulated deficit	$(43,617,712)	$(43,667,503)

Three months ended September 30, 2006	As Reported Previously	As Adjusted
Loss from operations	$(226,752)	$(230,225)

Other income(expenses)	$42,202	$117,276

Net loss available to common stockholders	$(176,343)	$(101,269)

Basic and diluted earnings per share	$(0.02)	$(0.01)

Nine months ended September 30, 2006	As Reported Previously	As Adjusted
Loss from operations	$(1,423,565)	$(1,427,038)

Other income(expenses)	$84,527	$109,810

Net loss available to common stockholders	$(1,387,988)	$(1,362,705)

Basic and diluted earnings per share	$(0.17)	$(0.17)

September 30, 2006	As Reported Previously	As Adjusted
Intangible assets, net	$2,214	$501,379

Current liabilities	$1,300,316	$1,774,199

Accumulated deficit	$(43,795,865)	$(43,770,583)

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.           CONTROLS AND PROCEDURES

The Company's management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2006.

In connection with its audit of, and in the issuance of its report on our financial statements for the year ended December 31, 2006, Hein & Associates LLP, included in their report to our audit committee and management, a communication that identified certain items that it considers deficient in our internal control over financial reporting.  Hein, pursuant to standards established by the Public Company Accounting Oversight Board, identified, as a material weakness, a deficiency in the design of our internal control over financial reporting.  A deficiency in design exists when a control necessary to meet the control objective is missing, or when an existing control is not properly designed so that even if the control operates as designed, the control objective is not always met.  As a result of the deficiency in design of internal controls, certain intangible assets received and certain accrued liabilities incurred during fiscal 2006 were not recorded correctly as of December 31, 2006 which deficiency resulted in an adjustment to our financial statements.

Based on this evaluation of our internal controls, we have taken all necessary steps to remedy this deficiency in design over internal control by putting in place processes that would help us identify and record all our intangible assets and accrued liabilities.  While remediating this design deficiency is a very high priority for our management and our audit committee, we cannot assure you that our independent registered public accounting firm will agree with management's assessment that we have remediated it or that we will not encounter further instances of breakdowns in our internal control over financial reporting or disclosure controls and procedures.

Other than what was discussed above, no other change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

ITEM 8B.            OTHER INFORMATION

None

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

Name	Age	Position with the Company	Officer/Director Since
Judd D. Hoffman	32	Class II Director	2007

Roger W. Dartt	65	Class III Director	2002

Gary A. Chatham	62	Class I Director	1999

William D. Maroney	69	Class III Director	1997

Charles A. Nichols	82	Class I Director	1984

Bertrand R. Williams	78	Class II Director	1990

Barbara D. Woody	45	Controller	2002

Biographical Information of Current Directors and Officers

Judd D. Hoffman was elected by the Board to serve as the Company’s Chief Executive Officer effective January 1, 2007.  Mr. Hoffman served as a sales consultant to the Company beginning July 2006, until his appointment as the Company’s Vice President of World Wide Sales and Operations in September 2006 and he was elected as a director of the Company in November 2006.  He served as Vice President of World Wide Sales for Remedent, Inc., a manufacturer and distributor of cosmetic dentistry products, including a full line of professional and dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, and recently in Asia and the United States, from September 1, 2005 until June 1, 2006.  Prior to joining Remedent, Inc. and since March 2003, Mr. Hoffman served as Executive Director of International Sales and Operations for Discus Dental, Inc. (“Discus), a leading global direct manufacturer and marketer of professional and consumer dental products.  Prior to joining Discus, he served as an independent consultant for international sales and operations for various clients after his prior employer, Junroo Netcommunications, Inc. (“Junroo”) was acquired in February 2002.  At Junroo, Mr. Hoffman served as Chief Operating Officer and Sr. Vice President of Global Business Development, since co-founding the company in 1998.

Roger W. Dartt was selected by the Board to serve as the Company’s Chief Executive Officer effective on June 1, 2002 and served as such until December 31, 2006.  Mr. Dartt is still currently serving as Chairman of the Board of Directors for the Company.   Prior to joining AMT,  Mr. Dartt served as the President of Mediatrix International, Inc., a management consulting company that specialized in providing and implementing business growth strategies, mergers and acquisitions, turnaround restructuring and financial support to companies. In the past five years, Mr. Dartt had several short-term assignments as a turnaround specialist in companies engaged in electronic circuit board manufacturing, specialty retail sales, commercial glass manufacturing and in the supply of durable medical equipment to the home healthcare industry. Prior to forming Mediatrix, Mr. Dartt was president, chief executive officer or chief operating officer of eight companies in the medical, dental, electronic and specialty retail markets, including subsidiaries of Bristol Meyers and PepsiCo.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2006, the Company believes that all of the Company’s executive officers and directors complied with Section 16(a) reporting requirements during 2006 except that in connection with Judd Hoffman’s election as a director of the Company in November 2006, he inadvertently, at that time, failed to file with the SEC on a timely basis, Form 3.  He corrected his mistake by filing Form 3 with the SEC on April 3, 2007..

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our senior officers or persons performing similar functions.

ITEM 10.             EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are not officers or employees of the Company are entitled to a fee of $1,000 for each Board meeting attended and are reimbursed for expenses incurred in connection with their attendance at meetings; however no directors’ fees were paid in 2006. These fees have been waived by the directors.

Summary Compensation Table

The following table provides a summary of compensation paid or accrued by the Company and its subsidiaries during 2006, 2005 and 2004 to or on behalf of the Company’s Chief Executive Officer who was the only executive officer who earned in excess of $100,000 in salary and bonus.

		Annual Compensation		All Other Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)(a)
Roger W. Dartt	2006	250,000	—	7,200
Chief Executive Officer and	2005	250,000	—	7,200
President	2004	250,000	166,000	7,200

(a)          Includes medical insurance reimbursement for Mr. Dartt.

Option Holdings

There were no unexercised options outstanding held by Mr. Dartt as of December 31, 2006.

Employment Agreements

The Company entered into an employment agreement with Mr. Dartt effective as of June 1, 2004, whereby he continued as the Company’s President and Chief Executive Officer for a term that ended December 31, 2006. The agreement provided for a signing bonus of $166,000, in consideration of the completion of the sale of the Company’s dental laser assets to Biolase and an annual base salary of $250,000.  Mr. Dartt agreed not to compete with the Company during his employment and for one year after termination.

Judd D. Hoffman - The Company entered into an employment agreement with Mr. Hoffman effective January 1, 2007, naming him as the Company’s President and Chief Executive Officer for a term ending December 31, 2009.  The employment agreement provides for an annual base salary of $210,000, an increase of not less than 5% on each anniversary date, an incentive bonus in 2007 based on profit and an option grant to purchase 850,000 shares of stock at a price of $.20 per share.  The options vest as follows:  100,000 immediately and 250,000 vesting on the last day of the first, second and third years of the employment term.  Additionally, in June 2006, Mr. Hoffman was granted an option to purchase 100,000 shares of stock at a price of $0.27/share. This option vested on September 16, 2006  The employment agreement can be terminated for cause if Mr. Hoffman fails to perform his duties with the Company, engages in gross misconduct in connection with his work for the Company, commits a breach of this agreement or commits a felonious or fraudulent act against the Company.  If his employment is terminated without cause, Mr. Hoffman is entitled to 12 month’s salary and any portion of stock options will immediately vest and be exercisable for a period of 90 days.

Equity Compensation Plans

The following table reflects the information described as of December 31, 2006 with respect to compensation plans under which the Company’s stock is authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of Shares available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	405,928	$0.30	1,000,000

ITEM 11.                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Common and Preferred Stock as of March 22, 2007, by each current director, all current directors and executive officers as a group, and each person who is known by the Company to own beneficially 5% or more of the Company’s outstanding shares of Stock. Shares issuable to such person upon conversion of Preferred Stock or under stock options or warrants exercisable currently or within 60 days are considered outstanding and are added to the shares of Common Stock actually outstanding. Each share of Series B Preferred Stock is convertible into two and one-half shares of Common Stock, and votes on that basis with the common shares. Holders of the outstanding Common Stock and Preferred Stock are entitled to vote an aggregate of 9,189,306 votes.

Name and Address	Number of Common Shares		Percent of Class	Number of Series B Preferred Shares		Percent of Class	Percentage of Aggregate Votes
Irene M. Myers 29877 Telegraph Road Southfield, MI 48034	945,337	(1)	11.5%				10.3%
Robert Hayman 8550 Higuera Street Culver City, CA 90232	890,536		10.9%				9.7%
Michael F. Radner 16500 North Park Dr., # 1507 Southfield, MI 48075	532,601		6.5%				5.8%
Charles A. Nichols 5655 Bear Lane Corpus Christi, TX 78405	752,022	(2)	9.2%	100,000		25%	8.2%
William D. Maroney 5655 Bear Lane Corpus Christi, Texas 78405	912,077	(3)	11.1%	200,000		50%	9.9%
Roger W. Dartt	264,200		3.2%				2.9%
Bertrand R. Williams, Sr.	259,081	(4)	3.2%	100,000	(6)	25%	2.8%
Gary Chatham	6,937	(5)	*				*
Judd D. Hoffman	200,000	(6)	2.4%				2.2%
All current executive officers and directors as a group (6 persons)	2,394,317	(7)	29.2%	400,000		100%	26.1%

* Less than one percent.

(1)                                  Includes 459,047 shares owned by the Irene M. Myers Revocable Trust and 486,290 shares owned by the William D. Myers Irrevocable Marital Trust. Mrs. Myers as trustee for both of those trusts has voting and dispositive power with respect to all of those shares.

(2)                                  Includes 1,560 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, 2,000 shares of Common Stock owned by Mr. Nichols’ wife, and 100,000 shares of Preferred Stock (convertible into 250,000 shares of Common Stock within 60 days) owned jointly with Mrs. Nichols, as to both of which Mr. Nichols shares voting and dispositive power.

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

(4)                                  Includes 1,560 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, and 100,423 shares owned by a family trust for which Mr. Williams is the trustee.

(5)                                  Includes 936 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants.

(6)                                  Includes 200,000 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants

(7)                                  Includes 205,616 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants and 400,000 shares of Preferred Stock (convertible into 1,000,000 shares of Common Stock within 60 days).

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Item 10 – Executive Compensation – Employment Agreements” for a description of the employment agreements between the Company and Messrs. Dartt and Hoffman.

Also, see Item 1 – Description of Business, above, under the sections labeled License Agreement, Manufacturing Agreement, Option Agreement and Registration Rights Agreement.  These agreements were entered into by the Company with affiliates of Discus Dental Holdings, Inc. (“Discus”).  Robert Hayman is an officer, director and major shareholder of Discus and is also the owner of 10.9% of the common stock of the Company.  See also Item

2 – Description of Property, above, describing a transaction in which Sepulveda Group, LLC, an affiliate of Discus, acquired the Company’s property, and in connection therewith leased back the property to the Company.

ITEM 13.                EXHIBITS

The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company incurred aggregate professional fees to its auditor, Hein & Associates LLP (“Hein”) in the amount of $70,000 for the 2006 audit and $65,290 for the 2005 audit.

Audit-Related Fees. The Company incurred $18,165 in fees to Hein during 2005 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. No fees were incurred in 2006 for these services.

Tax Fees. The Company incurred $10,259 in fees to Hein during 2006 and $10,284 in fees to Hein during 2005, for tax compliance, tax advice and tax planning, composed primarily of tax preparation services.

The Audit Committee considered whether the provision of these services was compatible with maintaining its independence of Hein as the Company’s principal independent accounting firm. All of the non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 16th day of April, 2007.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ Judd D. Hoffman
Judd D. Hoffman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the same date as above.

/s/ Judd D. Hoffman
Judd D. Hoffman	President and Director (Chief Executive Officer)

/s/ Barbara Woody
Barbara Woody	Controller (Principal Accounting Officer)

/s/ Roger W. Dartt
Roger W. Dartt	Director

/s/ Gary A. Chatham
Gary A. Chatham	Director

/s/ William D. Maroney
William D. Maroney	Director

/s/ Charles A. Nichols
Charles A. Nichols	Director

/s/ Bertrand R. Williams, Sr.
Bertrand R. Williams, Sr.	Director

Exhibit Index

3.1	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005 (Form 10-Q for the quarter ended June 30, 2005)

4.1	Amendment Agreement with Aimee Maroney effective as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.2	Agreement to Assign Lien and Release Claims with Aimee Maroney and Value Bank Texas dated as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.3	Promissory Note issued to Texas State Bank dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.4	Deed of Trust granted to Paul S. Moxley, Trustee for Texas State Bank, dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.5	Stock Purchase Warrant dated April 11, 2006 for 2,300,000 shares issued to Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

4.6	Put and Call Option Agreement dated April 11, 2006 between Discus Holdings, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

4.7	Registration Rights Agreement dated April 11, 2006 between American Medical Technologies, Inc. and Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4*	* American Medical Technologies, Inc. 2005 Stock Option Plan (Form 10-Q for the quarter ended June 30, 2005)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.5	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing Agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11 *	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended September 30, 2004)

10.12	Exclusive License Agreement dated April 11, 2006 between Discus Holdings, Inc., Spectrum Dental, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.13	Manufacturing Agreement dated April 11, 2006 between Westside Packaging, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.14	Commercial Contract — Improved Realty dated April 11, 2006 between American Medical Technologies, Inc. and The Sepulveda Group, LLC (Form 10-KSB for year ended December 31, 2005)

10.15	Lease dated April 11, 2006 between The Sepulveda Group, LLC and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.16	Standstill Agreement dated February 1, 2007

10.17	First Amendment to the Put and Call Option Agreement dated April 10, 2007

10.18*	Employment Agreement dated effective as of January 1, 2007, between American Medical Technologies, Inc. and Judd D. Hoffman

21	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

23	Consent of Hein & Associates LLP

31.1	Certification of Judd D. Hoffman, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*             Identifies current management contracts or compensatory arrangement