Form 10QSB
period 2007-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2007-05-18
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.
Condensed Consolidated Balance Sheet

March 31, 2007
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,624
Investments	130,877
Restricted certificate of deposit	301,238
Accounts receivable, less allowance of approximately $23,000	262,154
Inventories, net	522,515
Prepaid expenses and other current assets	232,278
Total current assets	1,618,686

PROPERTY AND EQUIPMENT, net	101,542

INTANGIBLE ASSETS, net	445,447

Total assets	$2,165,675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit	$520,000
Series B Preferred Stock, $.01 par value, manditorily redeemable, authorized 575,000 shares, 400,000 shares issued and outstanding	400,000
Accounts payable	806,341
Compensation and employee benefits	31,353
Accrued restructuring costs	65,892
Warrants subject to registration rights	974,900
Other accrued liabilities	258,499
Total current liabilities	3,056,985

LONGTERM LIABILITIES
Deferred gain on sale of building	617,857
Total longterm liabilities	617,857

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, authorized 9,425,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 100,000,000 shares; outstanding 8,189,306 shares	327,572
Additional paid-in capital	42,642,718
Accumulated deficit	(44,479,457)
Total stockholders’ equity (deficit)	(1,509,167)
Total liabilities and stockholders’ equity (deficit)	$2,165,675

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2007	2006

Revenues	$855,118	$471,434
Royalties	6,063	112
	861,181	471,546

Cost of sales	308,909	388,909
Gross profit	552,272	82,637

Selling, general and administrative	808,814	980,282
Research and development	9,212	20,933
Loss from operations	(265,754)	(918,578)

Other income (expense):
Net realized and unrealized gain/(loss) on investments	800	3,312
Other income	42,893	9,835
Gain on sale of building	38,218	—
Gain on sale of machinery	76,101	—
Change in fair value of warrant	(574,974)	—
Interest income	1,664	8,294
Interest expense	(11,666)	(39,173)
Total other income (expense)	(426,964)	(17,732)

Net loss available to common stockholders	$(692,718)	$(936,310)

Basic and diluted earnings per common share	$(0.08)	$(0.11)

Weighted average shares, basic and diluted	8,189,306	8,189,306

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(692,718)	$(936,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,941	24,013
Amortization	27,718	742
Provision for doubtful accounts	13,219	—
Provision for slow-moving inventory	19,326	65,645
Gain recognized on sale of building	(38,218)	—
Gain on sale of machinery	(76,101)	—
Net gain on investments	800	3,312
Expense related to option grants	38,067	—
Change in fair value of warrant	574,974	—
Total other operating activities	572,726	93,712

Changes in operating assets and liabilities:
Accounts receivable	(2,138)	(21,535)
Inventories	(36,263)	92,341
Prepaid expenses and other current assets	(80,769)	(36,851)
Accounts payable	133,564	224,424
Compensation and employee benefits	(63,686)	14,330
Other accrued liabilities	30,394	419,408
Net cash used in operating activities	(138,890)	(150,481)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,768)	—
Proceeds from sale of machinery	76,300	—
Sales and maturities of government securities	51,161	91,337
Net cash provided by investing activities	122,693	91,337

FINANCING ACTIVITIES
Proceeds from line of credit	120,000	—
Margin loans on investments	—	156,000
Payments on margin loans	—	(87,731)
Net payments on note payable	—	(11,367)
Net cash provided by financing activities	120,000	56,902

Change in cash	103,803	(2,242)
Effect of exchange rates on cash	—	353
Net change in cash	103,803	(1,889)

Cash at beginning of period	65,821	34,217

Cash at end of period	$169,624	$32,328

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.
Notes to Interim Consolidated Financial Statements

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

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for other quarters of 2007 or for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Liquidity

The Company incurred a net loss of $692,718 for the quarter ended March 31, 2007.  The Company’s management expects the outstanding Series B Preferred Stock will be converted before the September 30, 2007 redemption date.  The Company believes that the increase in revenue and gross margin due to the addition of the Spectrum product line, additional funds available from the line of credit and the additional representation of a new product line alleviates the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made.

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

Inventories

Inventories consist of the following:

March 31, 2007
Finished goods	$231,375
Raw materials, parts and supplies	291,140
Total inventory net of reserve	$522,515

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.

The Company recorded a $19,326 increase to the reserve for the three month period ended March 31, 2007. The Company’s reserve for slow moving inventory was $1,504,535 as of March 31, 2007.  In the three month period ended March 31, 2007, the Company wrote off approximately $196,000 of inventory previously included in the reserve.  The valuation allowance could change materially, either up or down, if actual parts usage in future years is materially different than the usage projected at March 31, 2007; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Net loss available to common shareholders	$(692,718)	$(936,310)

Numerator for basic and diluted earnings per share	(692,718)	(936,310)

Denominator for basic earnings per share - weighted average shares	8,189,306	8,189,306
Dilutive potential common shares	—	—
Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversion	8,189,306	8,189,306

Basic and diluted earnings per common share available to common shareholders	$(0.08)	$(0.11)

The computation of diluted earnings per share for 2006 and 2007 excludes the effect of assuming the conversion of the 400,000 shares of Preferred Stock which are convertible for two and one-half shares of common stock.  Additionally, common equivalent shares have been excluded from the computation of the diluted EPS since their effect is antidilutive.

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

In accordance with the provisions of SFAS No. 123(R), there was $38,067 in stock based compensation expense recorded in the three months ended March 31, 2007.

Employee Stock Option Plan

In May 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers, directors, consultants and other key personnel.  When the Plan was implemented there were options to purchase 1,000,000 common shares available to be be granted under the Plan.  In the first quarter of 2007, the Company increased the number of options to purchase to 2,000,000 common shares.

The Company granted 400,000 share options in June 2006 under the Plan.  The share options became exercisable at a rate of 100,000 per year beginning in September 2006.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 5.14%; dividend yield of 0%, volatility factors of the expected market price over the estimated life of the option of 6.25 years.  In January 2007, the unvested portion of this grant was cancelled.  The calculated fair value of the portion of the option grant that remained was $26,813.  The Company recognized the full expense in 2006.

The Company granted 100,000 share options in January 2007 under the Plan.  The share options became exercisable upon the grant date.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 4.68%; dividend yield of 0%, volatility factors of the expected market price over the estimated life of the option of 5.5 years.    The calculated fair value of the option grant was $19,916.  The Company recognized the expense in the first quarter 2007.

Additionally, the Company granted 870,000 share options in January 2007 under the Plan.  The share options will become exercisable at a rate of 290,000 per year beginning in December 2007.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.68%, dividend yield of 0%, volatility factors of the expected market price over the estimated life of the option of 6 years.  The calculated fair value of the option grants was $173,567.  The Company is recognizing the expense of over the three year vesting period of the options.

The Company granted 11,000 share options in February 2007 under the Plan.  The share options will become exercisable in February 2008.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate 4.77%, dividend yield of 0%, volatility factors of the expected market price over the estimated life of the option of 5.5 years.  The calculated fair value of the option grants was $2,188.  The Company is recognizing the expense over the vesting period of the options.

The Company granted 60,000 share options in March 2007 under the Plan.  The share options will become exercisable at a rate of 30,000 per year beginning in March 2007.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.5%, dividend yield 0%, volatility factors of the expected market price over the estimated life of the options of 5.75 years.  The calculated fair value of the option grants was $25,132.  The Company is recognizing the expense over the two year vesting period of the options.

As of March 31, 2007 there was $182,732 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan which will be recognized over an estimated weighted-average amortization period of 2.69 years.

The Company’s nonvested share options as of March 31, 2007 and changes during the period ended March 31, 2007, is summarized as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	300,000	$0.27
Granted	1,041,000	$0.21
Vested	100,000	$0.20
Forfeited	(300,000)	$0.27
Nonvested at March 31, 2007	941,000	$0.21

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	405,928	$0.30
Exercisable at December 31, 2006	105,928	0.40

Options granted	1,041,000	0.21	221,400
Options exercised	—	—
Options canceled	(300,000)	0.27

Outstanding at March 31, 2007	1,146,928	0.23		9.69	183,508
Exercisable at March 31, 2007	205,928	0.55		9.30	—

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

3.      Segment Reporting

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

The Company develops, manufactures, markets and sells high technology dental products, such as air abrasive equipment and curing lights as well as, tooth whitening products.  AMT markets its dental products through dealers and independent distributors to general dental practitioners and certain other dental specialists.   Internationally, the Company continues to sell its products through international distributor networks.  AMT presently markets its industrial products through independent distributors. The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”, represent royalty income.

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended March 31
	2007	2006
Revenues:
Domestic	$557,830	$412,136
International	297,288	59,298
	$855,118	$471,434
Reconciliation of revenues:
Total segment revenues	$855,118	$471,434
Other	6,063	112
Total revenues	$861,181	$471,546

Operational earnings:
Domestic	$237,665	$(52,141)
International	103,330	40,804
	$340,995	$(11,337)
Reconciliation of operational earnings to loss from operations:
Total segment operational earnings	$340,995	$(11,337)
Other operational earnings	6,063	112
Research & development expenses	(9,212)	(20,933)
Administrative expenses	(603,600)	(886,420)
Loss from operations	$(265,754)	$(918,578)

International revenues by country:
Japan	$12,773	$27,184
England	13,112	7,707
Canada	25,524	19,012
The Netherlands	65,758	—
Singapore	36,735	—
Switzerland	16,900	—
Costa Rica	13,335	—
Argentina	11,882	—
Other	101,269	5,395
	$297,288	$59,298

March 31, 2007
Long-lived assets:
Domestic	$101,542
International	—
$101,542

4.             Litigation

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

5.             Note Payable & Line of Credit

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of March 31, 2007.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006 and $120,000 in February 2007.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the line being extended to February 2008.

6.             Related Party Transactions

Roger Dartt —In consideration of his continued work during the three month period ended March 31, 2007, the Company agreed to issue 200,000 shares of common stock to Mr. Dartt.  As of March 31, 2007 the stock had not been issued.  The anticipated $77,000 expense for the stock issuance is accrued in the Company’s March 31, 2007 balance sheet.

7.             Income Taxes

FIN 48 - In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.  The tax years still open for examination by Federal and major state agencies as of March 31, 2007 are 2003 – 2006.

8.             Subsequent Event

On April 1, 2007, the Company entered into a License Agreement with CrownBeav LLC, an Oregon limited liability company, under which the Company became the nonexclusive distributor for the United States and Canada and the exclusive distributor for the rest of the world of it’s DirectCrown brand of temporary crown and bridge material.  The license agreement is for a term of ten years with automatic renewals for additional five year terms, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 60 days notice, (ii) upon the Company’s failure to comply with applicable securities laws, (iii) upon the occurrence of certain other customary events of default.  In full consideration, the Company granted to CrownBeav a five year option to purchase (the “Option”) 1,000,000 shares of common stock at $0.20 per share.  The shares subject to the Option will vest two years from the Effective Date of the agreement.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the

Company’s 2006 Annual Report on Form 10-KSB. There have been no material changes to that information during the first three months of 2007.

Results of Operations

The Company had revenues of $855,118 for the three month period ended March 31, 2007 compared to $471,434 for the same period in 2006, an increase of 81%. For the three month period, domestic revenues increased 35%, while international revenues increased 401% over the same period. The increase in revenue for the three month period is mostly attributable to the addition of the Spectrum tooth whitening product line which contributed approximately $463,000 in revenue.  The increase also included a $44,000 sale of inventory previously included in the inventory reserve and a $67,000 decrease in the KCP product line.  The Company anticipates continued growth in the Spectrum tooth whitening product line.

Additionally, royalties increased $5,591 for the three months ended March 31, 2007.

Gross profit as a percentage of revenues was 65% for the three month period ended March 31, 2007 compared to 18% for the same period in 2006. The increase in gross profit was primarily due to the addition of the Spectrum tooth whitening product line which has a higher profit margin than other product lines, a bulk sale of $44,000 of inventory previously included in the inventory reserve and a $15,000 reduction in the warranty provision due to the continued decrease in equipment sold.  Additionally $19,326 of inventory was added to the inventory valuation allowance in the period ended March 31, 2007 compared to $77,041 of inventory added to the inventory valuation allowance in the same period in 2006.

Selling, general and administrative expenses were $808,814 for the three month period ended March 31, 2007 compared to $980,282 for the same period in 2006, a decrease of 21%. The amount for 2006 includes $410,000 for the settlement of breach of employment and other claims with two former employees.  Payroll and employee benefits increased approximately $139,000 in the three month period ended March 31, 2007 compared to the same period in 2006.  Approximately $101,000 of the increase in payroll and benefits is attributable to stock option expense and stock to be granted for services.  Other significant changes in selling, general and administrative expenses comparing the three month period ended March 31, 2007 to the same period in 2006 include:   $30,000 decrease in show expenses due to master distributors of AMT’s product lines showing the products on the Company’s behalf, $63,000 increase in occupancy costs primarily due to the sale/leaseback of the building in April 2006, $47,000 increase in general office expense of which approximately $27,500 is attributable to the Spectrum product license and $18,000 is attributable to upgrades of the Company’s computers and software and, $40,000 increase in marketing expenses primarily for international travel.

Research and development expenses were $9,212 for the three month period ended March 31, 2007 compared to $20,933 for the same period in 2006, a decrease of 56%.  The Company currently has no new products in development for manufacturing.

Other income (expense) was ($426,964) for the three month period ended March 31, 2007 compared to ($17,732) for the same period in 2006.  Other income (expense) for the period ended March 31, 2007 included ($574,974) for the revaluation of the Discus warrant at the end of the period.  The increase in the Discus warrant is primarily attributable to the increase in the market price of the Company’s common stock during the period.  The additional expense was partially offset by a $27,507 reduction in interest expense, additional other income of $33,058, a $38,218 recognition of revenues as a result of the sale of the building and a $76,101 gain on the sale of machinery.

Liquidity and Capital Resources

The Company’s operating activities used $138,890 for the three months ended March 31, 2007.

The Company’s investing activities provided $122,693 for the three months ended March 31, 2007 which included $76,300 in proceeds from the sale of machinery and the $51,161 from the maturity of government securities.

The Company’s financing activities provided $120,000 for the three month period ended March 31, 2007 in funds received from the Company’s line of credit with Texas State Bank.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of March 31, 2007.  The principal on the loan is payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006 and $120,000 in February 2007.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the line being extended to February 2008.

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

In 2007, the Company continues to include the Hydro Jet in its product offering, selling through its existing international network of dealers; however, no significant investment is planned to upgrade the product technology or to market the products.

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

ITEM 3.                             Controls and Procedures

The Company’s management, with the participation of the chief executive officer and principal accounting  officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2007.

In response to the material weakness identified during the Company’s December 31, 2006 audit, the Company has taken all necessary steps to remedy the deficiency in design over internal control by putting in place processes that will help to identify and record all intangible assets and related accrued liabilities.

Other than what was discussed above, no other change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month period ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting

PART II. OTHER INFORMATION

ITEM 1.                             Legal Proceedings.

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

ITEM 6.                             Exhibits

10.19	License agreement dated April 1, 2007 between CrownBeav LLC and American Medical Technologies, Inc.

31.1	Certification of Judd D. Hoffman, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: May 18 2007	/s/ Judd D. Hoffman
Judd D. Hoffman
President and Chief Executive Officer

Date: May 18 2007	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer