Form 10QSB
period 2007-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2007-08-14
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date:  8,189,306 common shares outstanding as of August 2, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

June 30, 2007
(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$241,914
Restricted certificate of deposit	306,663
Accounts receivable, less allowance of approximately $15,000	258,099
Inventories, net	465,771
Prepaid expenses and other current assets	260,325
Total current assets	1,532,772

PROPERTY AND EQUIPMENT, net	97,468

INTANGIBLE ASSETS, net	930,790

Total assets	$2,561,030

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit	$520,000
Series B Preferred Stock, $.01 par value, convertible, manditorily redeemable, authorized 575,000 shares, 400,000 shares issued and outstanding	400,000
Accounts payable	780,755
Compensation and employee benefits	30,759
Accrued restructuring costs	65,892
Warrants subject to registration rights	924,179
Other accrued expenses	278,456
Total current liabilities	3,000,041

Deferred gain on sale of building	579,638
Total liabilities	3,579,679

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, authorized 9,425,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 100,000,000 shares; outstanding 8,189,306 shares	327,572
Additional paid-in capital	43,187,597
Accumulated deficit	(44,533,818)
Total stockholders’ equity (deficit)	(1,018,649)
Total liabilities and stockholders’ equity (deficit)	$2,561,030

See accompanying notes to unaudited condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenues	$827,473	$606,602	$1,682,591	$1,078,112
Royalties	—	16,297	6,063	16,409
	827,473	622,899	1,688,654	1,094,521

Cost of sales	314,422	270,640	623,331	659,564
Gross profit	513,051	352,259	1,065,323	434,957

Selling, general and administrative	709,593	612,573	1,518,407	1,592,915
Research and development	1,634	17,920	10,846	38,853
Loss from operations	(198,176)	(278,234)	(463,930)	(1,196,811)

Other income (expenses)
Net realized and unrealized gains on investments	314	3,253	1,114	6,565
Other income (expenses)	59,308	(14,033)	102,201	(4,197)
Gain on sale of building	38,218	46,523	76,436	46,523
Gain on sale of machinery	—	—	76,101	—
Change in fair value of warrant subject to registration rights	50,721	(49,791)	(524,253)	(49,791)
Interest expense	(13,762)	(40,191)	(25,428)	(79,365)
Interest income	8,429	7,347	10,093	15,641

Net loss	$(54,948)	$(325,126)	$(747,666)	$(1,261,435)

Basic earnings per common share	$(0.01)	$(0.04)	$(0.09)	$(0.15)

Diluted earnings per common share	$(0.01)	$(0.04)	$(0.09)	$(0.15)

Weighted average shares, basic and diluted	8,189,306	8,189,306	8,189,306	8,189,306

See accompanying notes to unaudited condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(747,666)	$(1,261,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,920	36,223
Amortization	69,101	24,378
Interest on Certificate of Deposit	(5,425)	—
Provision for doubtful accounts	13,219	(7,269)
Provision for slow-moving inventory	21,681	81,552
Gain recognized on sale of building	(76,436)	(46,523)
Gain on sale of machinery	(76,101)	—
Net gain on investments	1,114	6,565
Net loss on disposal of assets	609	—
Expense related to option grants	56,220	9,344
Change in fair value of warrant	524,253	49,791
Total other operating activities	554,155	154,061

Changes in operating assets and liabilities:
Accounts receivable	1,917	(133,772)
Inventories	18,126	76,442
Prepaid expenses and other current assets	(108,816)	(102,932)
Accounts payable	107,978	106,229
Compensation and employee benefits	(64,280)	(46,850)
Other accrued expenses	50,351	(33,514)
Net cash used in operating activities	(188,235)	(1,241,771)

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,283)	(2,081)
Proceeds on sale of building	—	1,900,000
Purchase of certificate of deposit	—	(632,744)
Proceeds from sale of machinery	76,300	—
Sales and maturities of government securities	181,724	583,327
Net cash provided by investing activities	243,741	1,848,502

FINANCING ACTIVITIES
Proceeds from line of credit	120,000	—
Margin loans on investments	—	206,000
Payments on margin loans	—	(580,719)
Net payments on note payable	—	(18,944)
Net cash provided (used) by financing activities	120,000	(393,663)

Change in cash	175,506	213,068
Effect of exchange rates on cash	587	2,567
Net change in cash	176,093	215,635

Cash at beginning of period	65,821	34,217

Cash at end of period	$241,914	$249,852

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of options for license fee	$526,726	$—

See accompanying notes to unaudited condensedconsolidated financial statements.

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for other periods of 2007 or for the year ending December 31, 2007. The accompanying unaudited  condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Liquidity

The Company incurred a net loss of $54,948 for the quarter ended June 30, 2007 and a net loss of $747,666 for the six months ended June 30, 2007.  The Company’s management expects the outstanding Series B Preferred Stock will be converted before the September 30, 2007 redemption date.  The Company believes that the increase in revenue and gross margin due to the addition of the Spectrum and DirectCrown product lines and additional funds available from the line of credit alleviates the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made.

Inventories

Inventories consist of the following:

June 30, 2007
Finished goods	$248,715
Raw materials, parts and supplies	217,056
Total inventory net of reserve	$465,771

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.

The Company recorded a $2,355 increase to the reserve for the quarter ended June 30, 2007 and a $21,681 increase to the reserve for the six month period ended June 30, 2007. The Company’s reserve for slow moving inventory was $877,564 as of June 30, 2007.  In the three month period ended June 30, 2007, the Company wrote off or sold approximately $638,000 of inventory previously included in the reserve.  The valuation allowance could change materially, either up or down, if actual parts usage in future years is materially different than the usage projected at June 30, 2007; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net loss available to common stockholders	$(54,948)	$(325,126)	$(747,666)	$(1,261,435)

Numerator for basic and diluted earnings per share	(54,948)	(325,126)	(747,666)	(1,261,435)

Denominator for basic earnings per share – weighted average shares	8,189,306	8,189,306	8,189,306	8,189,306

Dilutive potential common shares:	—	—	—	—

Denominator for diluted earnings per share – adjusted weighted-average shares after assuming conversion	8,189,306	8,189,306	8,189,306	8,189,306

Basic and diluted earnings per common share available to common stockholders	$(0.01)	$(0.04)	$(0.09)	$(0.15)

The computation of diluted earnings per share for 2006 and 2007 excludes the effect of assuming the conversion of the 400,000 shares of Preferred Stock which are convertible for two and one-half shares of common stock.

Additionally, 4,581,000 and 4,481,000 common equivalent shares have been excluded from the computation of the diluted EPS for the three and six month periods ended June 30, 2007 since their effect is antidilutive.

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

In accordance with the provisions of SFAS No. 123(R), there was $18,152 and $56,220 in stock based compensation expense recorded in the three and six months ended June 30, 2007 respectively.

Employee Stock Option Plan

In May 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers, directors, consultants and other key personnel.  When the Plan was implemented there were options to purchase 1,000,000 common shares available to be granted under the Plan.  In the first quarter of 2007, the Company increased the number of options to purchase to 2,000,000 common shares.

The Company granted 400,000 share options in June 2006 under the Plan.  The share options became exercisable at a rate of 100,000 per year beginning in September 2006.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 5.14%; dividend yield of 0%, volatility factors of 238%, the expected market price over the estimated life of the option of 6.25 years.  In January 2007, the unvested portion of this grant was cancelled.  The calculated fair value of the portion of the option grant that remained was $26,813.  The Company recognized the full expense in 2006.

The Company granted 100,000 share options in January 2007 under the Plan.  The share options became exercisable upon the grant date.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 4.68%; dividend yield of 0%, volatility factors of 241%, the expected market price over the estimated life of the option of 5.5 years.    The calculated fair value of the option grant was $19,916.  The Company recognized the expense in the first quarter 2007.

Additionally, the Company granted 870,000 share options in January 2007 under the Plan.  The share options will become exercisable at a rate of 290,000 per year beginning in December 2007.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.68%, dividend yield of 0%, volatility factors of  243%, the expected market price over the estimated life of the option of 6 years.  The calculated fair value of the option grants was $173,567.  The Company is recognizing the expense of over the three year vesting period of the options.

The Company granted 11,000 share options in February 2007 under the Plan.  The share options will become exercisable in February 2008.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate 4.77%, dividend yield of 0%, volatility factors of 234% the expected market price over the estimated life of the option of 5.5 years.  The calculated fair value of the option grants was $2,188.  The Company is recognizing the expense over the vesting period of the options.

The Company granted 60,000 share options in March 2007 under the Plan.  The share options will become exercisable at a rate of 30,000 per year beginning in March 2007.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.5%, dividend yield 0%, volatility factors of 247%, the expected market price over the estimated life of the options of 5.75 years.  The calculated fair value of the option grants was $25,132.  The Company is recognizing the expense over the two year vesting period of the options.

As of June 30, 2007 there was $164,580 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan which will be recognized over an estimated weighted-average amortization period of 2.44 years.

The Company’s nonvested share options as of March 31, 2007 and changes during the period ended June 30, 2007, is summarized as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at March 31, 2007	941,000	$0.21
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at June 30, 2007	941,000	$0.21

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,146,928	$0.23
Exercisable at March 31, 2007	205,928	0.55

Options granted	—	—
Options exercised	—	—
Options canceled	—	—

Outstanding at June 30, 2007	1,146,928	0.23		9.44	160,570
Exercisable at June 30, 2007	205,928	0.55		9.05	—

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues
Domestic	$576,042	$566,987	$1,133,872	$970,123
International	251,431	39,615	548,719	107,989
	$827,473	$606,602	$1,682,591	$1,087,112

Reconciliation of revenues:
Total segment revenues	$827,473	$606,602	$1,682,591	$1,087,112
Other	—	16,297	6,063	16,409
Total revenues	$827,473	$622,899	$1,688,654	$1,094,521

Operational earnings:
Domestic	$298,119	$140,948	$535,784	$88,808
International	39,547	49,284	142,877	90,088
	$337,666	$190,232	$678,661	$178,896

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$337,666	$190,232	$678,661	$178,896
Other operational earnings	—	16,297	6,063	16,409
Research & development Expense	(1,634)	(17,920)	(10,846)	(38,853)
Administrative expenses	(534,208)	(466,843)	(1,137,808)	(1,353,263)
Loss from operations	$(198,176)	$(278,234)	$(463,930)	$(1,196,811)

International revenues by country:
Japan	$21,068	$20,139	$33,841	$47,323
England	5,419	—	18,531	—
The Netherlands	20,236	—	85,994	—
Singapore	96,545	—	133,280	—
Switzerland	—	—	16,900	—
Argentina	6,736	—	18,618	—
Germany	19,350	4,830	19,350	5,468
Costa Rica	6,945	—	20,280	—
Peru	21,869	—	21,869	—
Canada	24,589	9,684	50,113	28,696
Other	28,674	4,962	129,943	26,502
	$251,431	$39,615	$548,719	$107,989

June 30, 2007
Long-lived assets:
Domestic	$97,468
International	—
$97,468

4.            Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($54,361) and ($747,079) for the three and six month periods ended June 30, 2007.  The components of other comprehensive loss for 2007 are net loss and foreign currency translation.

5.             Litigation

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

6.             Note Payable & Line of Credit

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of June 30, 2007.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006 and $120,000 in February 2007.  In January 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the principal being extended to January 2008.

7.             Income Taxes

FIN 48 - In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.  The tax years still open for examination by Federal and major state agencies as of June 30, 2007 are 2003 – 2006.

8.             Related Party Transactions

Roger Dartt —In consideration of his continued work during the three month period ended March 31, 2007, the Company agreed to issue 200,000 shares of common stock to Mr. Dartt.  As of June 30, 2007 the stock had not been issued.  The anticipated $77,000 expense for the stock issuance is accrued in the Company’s balance sheet.

9.             Other Event

On April 1, 2007, the Company entered into a License Agreement with CrownBeav LLC, an Oregon limited liability company, under which the Company became the nonexclusive distributor for the United States and Canada and the exclusive distributor for the rest of the world of its DirectCrown brand of temporary crown and bridge material.  The license agreement is for a term of ten years with automatic renewals for additional five year terms, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 60 days notice, (ii) upon the Company’s failure to comply with applicable securities laws, (iii) upon the occurrence of certain other customary events of default.  In full consideration, the Company granted to CrownBeav a five year option to purchase (the “Option”) 1,000,000 shares of common stock at $0.20 per share.  The shares subject to the Option will vest two years from the Effective Date of the agreement.  The option agreement includes a guaranteed trading price of $0.40 per share for the 30-day period prior to vesting.  Additional option shares will be granted for the difference if the market price of the shares is below $0.40 during the 30-day period.

The Black-Scholes option pricing model was used to determine the fair value of the options issued to CrownBeav with the following assumptions:  risk free interest rate of 4.54%; dividend yield of 0%; volatility factors of 139%, the expected market price of the Company’s common shares over the estimated life of the option of 3.5 years.  The resulting fair value of the call option was $341,726.  The option grant vests on April 1, 2009.  The option agreement includes a guaranteed trading price of $0.40 per share for the 30-day period prior to vesting.  Additional option shares will be granted for the difference if the market price is below $0.40 during the 30-day period.  The Black-Scholes option pricing model was used to determine the fair value of the option guarantee issued to CrownBeav with the following assumptions:  risk free interest rate of 4.60%; dividend yield of 0%; volatility factors of 100%, the expected market price of the Company’s common shares over the guarantee period of 2 years.  The resulting fair value of the put option was $185,000.  The $526,726 fair market value of the option (combination of call and put) was capitalized as an intangible asset and is being recognized as a licensing fee over the 10 year period of the license.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2006 Annual Report on Form 10-KSB. There have been no material changes to that information during the first six months of 2007.

Results of Operations

The Company had revenues of $827,473 for the three month period ended June 30, 2007 compared to $606,602 for the same period in 2006, an increase of 36%.  For the three month period ended June 30, 2007, domestic revenues increased 2% while international revenues increased 535% over the same period in 2006.  The increase in revenue for the three month period is primarily attributable to an increase of $173,000 in the Spectrum tooth whitening product line, a $76,000 increase in the industrial product line and $17,000 from the addition of the DirectCrown product line added in April 2007.  The increase also included a $50,000 sale of inventory previously included in the inventory reserve.  These increases were partially offset by a $37,000 decrease in the KCP product line and a $57,000 decrease in the sales of parts and repairs.

The Company had revenues of $1,682,591 for the six month period ended June 30, 2007 compared to $1,078,112 for the same period in 2006, an increase of 56%.  For the six month period ended June 30, 2007, domestic revenues increased 17%, while international revenues increased 408% over the same period in 2006.  The increase in revenue was mostly attributable to the addition of the Spectrum tooth whitening product line added in April 2006 which contributed approximately $635,000 in additional revenues in the six month period ended June 30,2007 compared to the same period in 2006.  The increase also included $94,000 in sales of inventory previously included in the inventory reserve and an increase of $88,000 in the industrial product line.  These increases were partially offset by a $104,000 decrease in the KCP product line and a $87,000 decrease in the sale of parts and repairs.  With the continued decline in equipment sales, the Company expects a continued decrease in the sales of parts and repairs.  The Company anticipates continued growth in the Spectrum tooth whitening and DirectCrown product lines.

Gross profit as a percentage of revenue was 62% and 63% for the three and six month periods ended June 30, 2007 compared to 58% and 40% for the same periods in 2006.  The increase in gross profit for the three and six month periods was primarily attributable to the addition of the Spectrum product line which has a higher profit margin than the other product lines.  The three month period ended June 30, 2007 included a $50,000 bulk sale of inventory previously included in the inventory reserve.  Additionally, $2,300 of inventory was added to the inventory valuation allowance in the three month period ended June 30, 2007 compared to the addition of $18,600 in the same period in 2006.  The increase in gross profit for the six month period ended June 30, 2007 included a $13,000 decrease in the warranty provision attributed to the continued decrease in equipment sales.  Additionally, $22,000 of inventory was added to the inventory valuation allowance in the six month period ended June 30, 2007 compared to the addition of $96,000 in the same period in 2006.

Selling, general and administrative expenses were $709,593 and $1,518,407 for the three and six month periods ended June 30, 2007 compared to $612,573 and $1,592,915 for the same periods in 2006, constituting an increase of 16% and a decrease of 5% respectively.

Payroll and employee benefits increased approximately $44,000 in the three month period ended June 30, 2007 compared to the same period in 2006.  Other significant changes in selling, general and administrative expenses included a $22,000 decrease in show expenses due to master distributors of AMT’s product lines showing products on the Company’s behalf; $47,000 increase in general office expense of which approximately $20,000 is attributable to the DirectCrown license and $11,000 in expenses related to business development; a $25,000 increase in marketing expense; a $20,000 decrease in legal fees and a $18,000 increase in other professional fees primarily as a result of management consulting services.

The six month period ended June 30, 2006 included $410,000 for the settlement of breach of employment and other claims with two former employees.  Payroll and employee benefits increased approximately $183,000 in the six month period ended June 30, 2007 compared to the same period in 2006.  Approximately $134,000 of the increase in payroll and employee benefits is attributable to stock option expense and stock to be granted for services.  Other significant changes in selling, general and administrative expenses for the six month period ended June 30, 2007 included: a $52,000 decrease in show expense due to master distributors of AMT’s product lines showing products on the Company’s behalf; a $66,000 increase in occupancy costs mostly attributable to the sale/leaseback of the building in April 2006; a $94,000 increase in general office expense which included $24,000 for upgrades of the Company’s computers and software and $45,000 for the Spectrum and DirectCrown licenses; a $65,000 increase in marketing expense and a $25,000 decrease in legal and other professional fees.

Research and development expenses were $1,634 and $10,846 for the three and six month periods ended June 30, 2007 compared to $17,920 and $38,853 for the same periods in 2006, a decrease of 91% and 72% respectively.  The Company has no new products in development for manufacturing and does not anticipate the addition of any new products for manufacturing in the immediate future.

Other income (expenses) were $143,228 and ($283,736) for the three and six month periods ended June 30, 2007 compared to ($46,892) and ($64,624) for the same periods in 2006.  The revaluation of the Discus warrant resulted in $50,721 in other income in the three month period ended June 30, 2007 compared to a $49,791 expense for the same period in 2006.  The revaluation of the Discus warrant resulted in a $524,253 expense for the six month period ended June 30, 2007 compared to $49,791 for the same period in 2006.    The change in the Discus warrant is primarily attributable to the change in market value of the Company’s common stock during the periods.  Additionally, the three month period ended June 30, 2007 included $27,000 received for consulting services and $22,000 received for rental of a portion of the building.  The six month period ended June 30, 2007 included $54,000 received for consulting services, $36,000 received for rental of a portion of the building and $76,000 for the sale of machinery and equipment.

For the three and six month periods ended June 30, 2007, the net loss available to common stockholders was ($54,948) and ($747,666) compared to ($325,126) and ($1,261,435) for the same periods in 2006.  The Company experienced a loss from operations of $(198,176) and ($463,930) for the three and six month periods ended June 30, 2007 compared to ($278,234) and ($1,196,811) for the same periods in 2006.

Liquidity and Capital Resources

The Company’s operating activities used $188,235 for the six months ended June 30, 2007.

The Company’s investing activities provided $243,741 for the three months ended June 30, 2007 which included $76,300 in proceeds from the sale of machinery and the $181,724 from the maturity of government securities.

The Company’s financing activities provided $120,000 for the three month period ended June 30, 2007 in funds received from the Company’s line of credit with Texas State Bank.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of June 30, 2007.  The principal on the loan is payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006 and $120,000 in February 2007.  In January 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the line being extended to January 2008.

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

On April 11, 2006, the Company entered into a licensing agreement with Discus Holdings, Inc. (“Discus”) and its wholly owned subsidiary, Spectrum Dental, Inc. (“Spectrum Dental”), a leading provider of professional tooth whitening products under the brand names of “Contrastpm”, “Contrastpmplus” and “Contrastam”, under which AMT became the exclusive distributor of the Spectrum Dental product line, which provided  approximately $933,000 in additional revenue in 2006. The Sepulveda Group, LLC is affiliated with Discus. In full payment for the license, the Company issued Discus a warrant to purchase 2,500,000 shares of common stock at $0.20 per share.

The warrants issued to Discus is subject to registration rights and the fair value is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on June 30, 2007:  risk free interest rate of 4.92%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common shares over the estimated life of the warrant of 6.5 years.  The original calculated fair value of the warrant was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the license period of five years.

In 2006, the Company entered into a new phase of its corporate development.  The first step in the transition was a change in the existing executive and sales management teams.  The second step in the transition was to review the status of AMT’s existing core products and as a result of this review, the Company is exploring the discontinuation of some of its mature product lines in order to reduce spending and to outsource some of the Company’s equipment service and maintenance in order to take advantage of lower overhead costs.

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

On April 1, 2007, the Company entered into a License Agreement with CrownBeav LLC (“CrownBeav”), an Oregon limited liability company, under which the Company became the nonexclusive distributor for the United States and Canada and the exclusive distributor for the rest of the world of it’s DirectCrown brand of temporary crown and bridge material.  The license agreement is for a term of ten years with automatic renewals for additional five year terms, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 60 days notice, (ii) upon the Company’s failure to comply with applicable securities laws, (iii) upon the occurrence of certain other customary events of default.  In full consideration, the Company granted to CrownBeav a five year option to purchase (the “Option”) 1,000,000 shares of the Company’s common stock at $0.20 per share.  The shares subject to the Option will vest two years from the Effective Date of the agreement.

The Black-Scholes option pricing model was used to determine the fair value of the options issued to CrownBeav with the following assumptions:  risk free interest rate of 4.54%; dividend yield of 0%; volatility factors of 139%, the expected market price of the Company’s common shares over the estimated life of the option of 3.5 years.  The resulting fair value of the call option was $341,726.  The option grant vests on April 1, 2009.  The option agreement includes a guaranteed trading price of $0.40 per share of the underlying shares of the Company’s common stock for the 30-day period prior to vesting.  Additional option shares will be granted for the difference if the market price is below $0.40 during the 30-day period.  The Black-Scholes option pricing model was used to  determine the fair value of the option guarantee issued to CrownBeav with the following assumptions:  risk free interest rate of 4.60%; dividend yield of 0%; volatility factors of 100%, the expected market price of the Company’s common shares over the guarantee period of 2 years.  The resulting fair value of the put option was $185,000.  The $526,726 fair market value of the option (combination of call and put) was capitalized as an intangible asset and is being recognized as a licensing fee over the 10 year period of the license.

The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines and the expansion related to the representation of additional lines of dental products.  While the Company has identified additional product lines, there can be no assurance that the Company will be successful in finalizing the contract for representation of these products or that the Company will be successful in generating a positive operational cash flow.

ITEM 3.             Controls and Procedures

The Company’s management, with the participation of the chief executive officer and principal accounting  officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30,2007.

In response to the material weakness identified during the Company’s December 31, 2006 audit, the Company has taken all necessary steps to remedy the deficiency in design over internal control by putting in place processes that will help to identify and record all intangible assets and related accrued liabilities.  These processes include consultation with outside accounting firms on unusual transactions.

Other than what was discussed above, no other change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month period ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.             Legal Proceedings.

On November 20, 2006 a demand for arbitration and statement of claim was filed against the Company, alleging that the Company had breached agreements to pay the claimant royalties and consulting fees.  The original demand sought damages of $47,800.  The demand for arbitration seeks an award of $125,000.  The original demand of $47,800 is included in “other accrued expenses” in the Company’s December 2006 balance sheet.  The Company is vigorously defending this claim.

ITEM 5.             Other Information

On July 17, 2007, the Company filed a Certificate of Correction, dated as of July 10, 2007 with the Secretary of State of the State of Delaware (the “Certificate of Correction”).  The Certificate of Correction was filed because the title of the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of American Medical Technologies, Inc. filed on May 12, 2005, was incorrect and should have instead been titled the Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of American Medical Technologies, Inc.  The Certificate of Correction is filed as Exhibit 3.5 hereto and is incorporated herein by reference.

ITEM 6.             Exhibits

Exhibit Index

3.1	First Restated Certificate of Incorporation (Form 10-QSB for quarter ended September 30, 2000)

3.2	Second Restated Certificate of Incorporation (Form 10-QSB for the quarter ended September 30, 2002)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-KSB for year ended December 31, 2002.)

3.4	Certificate of Designation of Series B Preferred Stock (Form 10-KSB for year ended December 31, 2002.)

3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005 (Form 10-QSB for the quarter ended June 30, 2005)

3.6	Certificate of Correction (filed herewith)

3.7	Amended and Restated By-Laws adopted July 29, 2005 (Form 10-QSB for the quarter ended June 30, 2005)

4.1	Amendment Agreement with Aimee Maroney effective as of June 17, 2003 (Form 10-QSB for quarter ended June 30, 2003)

4.2	Agreement to Assign Lien and Release Claims with Aimee Maroney and Value Bank Texas dated as of June 17, 2003 (Form 10-QSB for quarter ended June 30, 2003)

4.3	Promissory Note issued to Texas State Bank dated February 9, 2005 (Form 10-KSB for year ended December 31, 2004)

4.4	Deed of Trust granted to Paul S. Moxley, Trustee for Texas State Bank, dated February 9, 2005 (Form 10-KSB for year ended December 31, 2004)

4.5	Stock Purchase Warrant dated April 11, 2006 for 2,300,000 shares issued to Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

4.6	Put and Call Option Agreement dated April 11, 2006 between Discus Holdings, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

4.7	Registration Rights Agreement dated April 11, 2006 between American Medical Technologies, Inc. and Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

10.1*	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2*	Stock Option Plan for Employees (Registration No. 33-40140)

10.3*	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4*	American Medical Technologies, Inc. 2005 Stock Option Plan (Form 10-QSB for the quarter ended June 30, 2005)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.6	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing Agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11 *	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-QSB for the quarter ended September 30, 2004)

10.12	Exclusive License Agreement dated April 11, 2006 between Discus Holdings, Inc., Spectrum Dental, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.13	Manufacturing Agreement dated April 11, 2006 between Westside Packaging, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.14	Commercial Contract — Improved Realty dated April 11, 2006 between American Medical Technologies, Inc. and The Sepulveda Group, LLC (Form 10-KSB for year ended December 31, 2005)

10.15	Lease dated April 11, 2006 between The Sepulveda Group, LLC and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.16	Standstill Agreement dated February 1, 2007 (Form 10-KSB for year ended December 31, 2006)

10.17	First Amendment to the Put and Call Option Agreement dated April 10, 2007 (Form 10-KSB for year ended December 31, 2006)

10.18*	Employment Agreement dated effective as of January 1, 2007, between American Medical Technologies, Inc. and Judd D. Hoffman (Form 10-KSB for year ended December 31, 2006)

10.19	License agreement dated April 1, 2007 between CrownBeav LLC and American Medical Technologies, Inc. (Form 10-QSB for quarter ended March 31, 2007)

31.1	Certification of Judd D. Hoffman, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*             Identifies current management contracts or compensatory arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: August 14, 2007	/s/ Judd D. Hoffman
Judd D. Hoffman
President and Chief Executive Officer

Date: August 14, 2007	/s/ Barbara Woody
Barbara Woody
Principal Accounting Officer