Form 10QSB
period 2007-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2007-11-14
CIK 874388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of  November 9, 2007, there were 9,845,258 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

AMERICAN MEDICAL TECHNOLOGIES, INC.

ITEM 1. Financial Statements

American Medical Technologies, Inc.

Condensed Consolidated Balance Sheet

September 30, 2007
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,796
Restricted certificate of deposit	310,088
Accounts receivable, less allowance of approximately $9,000	180,760
Inventories, net	219,344
Prepaid expenses and other current assets	218,292
Total current assets	1,054,280

PROPERTY AND EQUIPMENT, net	88,583

INTANGIBLE ASSETS, net	889,670

Total assets	$2,032,533

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit	$520,000
Accounts payable	760,579
Compensation and employee benefits	41,384
Accrued restructuring costs	65,892
Warrants subject to registration rights	749,248
Other accrued expenses	133,925
Total current liabilities	2,271,028

Deferred gain on sale of building	541,420
Total liabilities	2,812,448

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, authorized 9,425,000 shares; none outstanding	—
Common stock, $.04 par value, authorized 100,000,000 shares; outstanding 9,705,258 shares	388,210
Additional paid-in capital	43,705,961
Accumulated deficit	(44,874,086)
Total stockholders’ equity (deficit)	(779,915)
Total liabilities and stockholders’ equity (deficit)	$2,032,533

See accompanying notes to unaudited condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September30		Nine Months Ended September 30
	2007	2006	2007	2006

Revenues	$784,277	$768,686	$2,466,868	$1,846,797
Royalties	8,593	7,307	14,656	23,716
	792,870	775,993	2,481,524	1,870,513

Cost of sales	541,601	371,959	1,164,932	1,031,523
Gross profit	251,269	404,034	1,316,592	838,990

Selling, general and administrative	807,169	614,170	2,325,576	2,207,085
Research and development	—	16,617	10,846	55,470
Loss from operations	(555,900)	(226,753)	(1,019,830)	(1,423,565)

Other income (expenses)
Net realized and unrealized gains on investments	—	2,698	1,114	9,263
Gain on sale of building	38,219	37,631	114,655	84,154
Gain on sale of machinery	—	—	76,101	—
Change in fair value of warrant subject to registration rights	174,931	75,074	(349,322)	25,283
Interest expense	(15,313)	(16,281)	(40,741)	(95,645)
Interest income	4,843	21,791	14,936	37,432
Other income (expenses)	36,805	4,571	139,005	373

Net loss	(316,415)	(101,269)	(1,064,082)	(1,362,705)

Preferred dividends	(25,963)		(25,963)

Net loss available to common stockholders	$(342,378)	$(101,269)	$(1,090,045)	$(1,362,705)

Basic earnings per common share	$(0.04)	$(0.01)	$(0.13)	$(0.17)

Diluted earnings per common share	$(0.04)	$(0.01)	$(0.13)	$(0.17)

Weighted average shares, basic and diluted	8,446,751	8,189,306	8,276,064	8,189,306

See accompanying notes to unaudited condensed consolidated financial statements.

American Medical Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(1,064,082)	$(1,362,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,050	48,640
Amortization	110,221	52,591
Interest on Certificate of Deposit	14,936	14,993
Provision for doubtful accounts	14,568	7,238
Provision for slow-moving inventory	239,745	106,871
Gain recognized on sale of building	(114,655)	(84,154)
Gain on sale of machinery	(76,101)	—
Net gain on investments	1,114	9,263
Net loss on disposal of assets	609	—
Expense related to option grants	74,372	16,238
Expense related to stock issuance	160,850	—
Change in fair value of warrant	349,322	(25,283)
Total other operating activities	813,031	146,397

Changes in operating assets and liabilities:
Accounts receivable	77,909	(137,131)
Inventories	46,489	23,273
Prepaid expenses and other current assets	(66,783)	(46,503)
Accounts payable	87,803	157,638
Compensation and employee benefits	(53,655)	(22,023)
Other accrued expenses	(94,180)	(5,286)
Net cash used in operating activities	(253,468)	(1,246,340)

INVESTING ACTIVITIES:
Purchases of property and equipment	(17,528)	(9,895)
Proceeds on sale of building	—	1,900,000
Purchase of certificate of deposit	—	(632,744)
Proceeds from sale of machinery	76,300	—
Sales and maturities of government securities	157,938	1,015,354
Net cash provided by investing activities	216,710	2,272,715

FINANCING ACTIVITIES
Proceeds from line of credit	120,000	—
Margin loans on investments	—	206,000
Payment of Series B Preferred dividends	(25,963)	—
Payments on margin loans	—	(1,028,290)
Net payments on note payable	—	(30,311)
Net cash provided (used) by financing activities	94,037	(852,601)

Change in cash	57,279	173,774
Effect of exchange rates on cash	2,696	758
Net change in cash	59,975	174,532

Cash at beginning of period	65,821	34,217

Cash at end of period	$125,796	$208,749

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of options for license fee	$526,726	$—

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying unaudited  condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Liquidity

The Company incurred a net loss available to common stockholders of $342,378 for the quarter ended September 30, 2007 and a net loss available to common stockholders of $1,090,045 for the nine months ended September 30, 2007.  The Company believes that the increase in revenue and gross margin due to the addition of several new product lines and additional funds available from the line of credit alleviates the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made.

Inventories

Inventories consist of the following:

September 30, 2007
Finished goods	$66,605
Raw materials, parts and supplies	152,739
Total inventory net of reserve	$219,344

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.

The Company recorded a $218,065 increase to the reserve for the quarter ended September 30, 2007 and a $239,745 increase to the reserve for the nine month period ended September 30, 2007. The Company’s reserve for slow moving inventory was $1,086,515 as of September 30, 2007.  The valuation allowance could change materially, either up or down, if actual parts usage in future years is materially different than the usage projected at September 30, 2007; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended September30		Nine Months Ended September 30
	2007	2006	2007	2006

Net loss available to common stockholders	$(342,378)	$(101,269)	$(1,090,045)	$(1,362,705)

Numerator for basic and diluted earnings per share	(342,378)	(101,269)	(1,090,045)	(1,362,705)

Denominator for basic earnings per share — weighted average shares	8,446,751	8,189,306	8,276,064	8,189,306

Dilutive potential common shares:	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assuming conversion	8,446,751	8,189,306	8,276,064	8,189,306

Basic and diluted earnings per common share available to common stockholders	$(0.04)	$(0.01)	$(0.13)	$(0.17)

Options to purchase 3,579,000 and 2,500,000 shares of common stock were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2007 and September 30, 2006 respectively, because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

2.             Employee Stock Options

The Company currently sponsors a stock based compensation plan as described below. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.”  In accordance with the provisions of SFAS No. 123(R), stock based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R); as such, no prior periods have been restated. The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on each separately vesting portion of the awards, however, the total compensation expense is recognized on a straight-line basis over the vesting period. The Company has a policy of issuing new shares for stock option exercises.

In accordance with the provisions of SFAS No. 123(R), there was $18,152 and $74,372 in stock based compensation expense recorded in the three and nine months ended September 30, 2007, respectively.

Employee Stock Option Plan

In May 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers, directors, consultants and other key personnel.  When the Plan was implemented there were options to purchase 1,000,000 shares common stock available to be be granted under the Plan.  In the first quarter of 2007, the Company increased the number of options to purchase to 2,000,000 shares of common stock.

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

The Company granted 60,000 share options in March 2007 under the Plan.  The share options will become exercisable at a rate of 30,000 per year beginning in March 2008.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.5%, dividend yield 0%, volatility factors of 247%, the expected market price over the estimated life of the options of 5.75 years.  The calculated fair value of the option grants was $25,132.  The Company is recognizing the expense over the two year vesting period of the options.

As of September 30, 2007 there was $146,428 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan which will be recognized over an estimated weighted-average amortization period of 2.18 years.

The Company’s nonvested share options as of December 31, 2007 and changes during the nine months ended September 30, 2007, is summarized as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	300,000	$0.27
Granted	1,041,000	$0.21
Vested	100,000	$0.20
Forfeited	302,000	$0.20
Nonvested at September 30, 2007	939,000	$0.21

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	405,928	$0.30		9.39	—
Exercisable at December 31,2006	105,928	0.40		9.12	—

Options granted	1,041,000	0.21	221,400
Options exercised	—	—
Options canceled	302,000	0.27	81,400

Outstanding at September 30, 2007	1,144,928	0.23		9.19	80,145
Exercisable at September 30, 2007	205,928	0.30		8.80	—

The Company granted 150,000 share options in October 2005 to non-employees. Of the options issued, 75,000 were exercisable on the date of the grant, with the remaining 75,000 vesting one year from the grant date. The fair value of the options issued was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:  risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price over the estimated life of the option of three years. The calculated fair value of the option was $37,380. The Company recognized the expense over the vesting period of the options.

3.             2007 Equity Incentive Plan

In July 2007, the Company adopted the 2007 Equity Incentive Plan (“Equity Plan”).  The Equity Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units and Performance Shares to employees, consultants and directors.  The purpose of the Equity Plan is to promote the success and  to enhance the value of the Company by aligning the interest of Participants with those of the Company’s shareholders, to provide flexibility to the Company in its ability to motivate, attract, and retain the services of outstanding individuals, upon whose judgment, interest, and special effort the success of the Company is largely dependent.   When the Equity Plan was implemented there were 1,000,000 common shares available to be granted under the Equity Plan.  In the three months ended September 30, 2007, a total of 100,000 performance shares and 215,952 performance unit shares had been granted under the Equity Plan to legal and outside consultants of the Company.  The $100,850 expense was included in other professional fees.

4.             Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, and geographic areas.  Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues
Domestic	$475,223	$577,638	$1,609,095	$1,547,760
International	309,054	191,048	857,773	299,037
	$784,277	$768,686	$2,466,868	$1,846,797

Reconciliation of revenues:
Total segment revenues	$784,277	$768,686	$2,466,868	$1,846,797
Other	8,593	7,307	14,656	23,716
Total revenues	$792,870	$775,993	$2,481,524	$1,870,513

Operational earnings:
Domestic	$(59,795)	$190,921	$475,989	$279,728
International	136,503	36,219	279,380	126,307
	$76,708	$227,140	$755,369	$406,035

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$76,708	$227,140	$755,369	$406,035
Other operational earnings	8,593	7,307	14,656	23,716
Research & development Expense	—	(16,617)	(10,846)	(55,470)
Administrative expenses	(641,201)	(444,583)	(1,779,009)	(1,797,846)
Loss from operations	$(555,900)	$(226,753)	$(1,019,830)	$(1,423,565)

International revenues by country:
Japan	$19,440	$46,072	$53,281	$93,395
England	8,859	—	27,390	—
The Netherlands	41,004	—	126,998	—
Singapore	53,221	—	186,501	—
Switzerland	—	—	16,900	—
Argentina	6,120	—	24,738	—
Germany	83,637	—	102,987	5,468
Columbia	28,153	—	28,153
Korea	27,031	—	30,103
Lebanon	15,069	—	32,680
Costa Rica	3,825	—	24,105	—
Peru	3,667	—	25,536	—
Canada	13,606	28,489	63,719	57,185
Other	5,422	116,487	114,682	142,989
	$309,054	$191,048	$857,773	$299,037

September 30, 2007
Long-lived assets:
Domestic	$88,583
International	—
$88,583

5.             Comprehensive Loss

Total comprehensive loss, net of the related estimated tax, was ($340,159) and ($1,087,349) for the three and nine month periods ended September 30, 2007.  The components of other comprehensive loss for 2007 are net loss and foreign currency translation.

6.             Litigation

The Company was in arbitration for breach of employment contract claims filed by two former employees totaling $250,000. In April, 2006, the parties amended their claims to a total amount between $385,000 and $1,035,000.  In April 2006, the Company settled with both parties for an aggregate of $410,000.

On November 20, 2006 a demand for arbitration and statement of claim was filed against the Company, alleging that the Company had breached agreements to pay the claimant in the action royalties and consulting fees.  The original demand sought damages of $47,800.  The demand for arbitration sought an award of $125,000.  The original demand of $47,800 is included in “other accrued liabilities” in the Company’s December 2006 balance sheet.  In October 2007, the Company settled this claim for $32,500.

7.             Note Payable & Line of Credit

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.75% as of September 30, 2007.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006 and $120,000 in February 2007.  In January 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the principal being extended to January 2008.

8.             Income Taxes

FIN 48 - In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 “Accounting for Income Taxes”, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.  The tax years still open for examination by Federal and major state agencies as of September 30, 2007 are 2003 — 2006.

9.             Related Party Transactions

Roger Dartt —In consideration of his continued work during the three month period ended March 31, 2007, the Company agreed to issue 200,000 shares of common stock to Mr. Dartt.  The common stock was issued in August 2007.  The Company recorded an estimated expense of $78,000 for the stock issuance in the first quarter of 2007.  The Company issued 200,000 restricted shares of common stock to Mr. Dartt and made an adjustment to the actual expense of $60,000 in September 2007.

10.           Other Event

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

11.           Preferred Stock

The Company has authorized up to 575,000 shares of Series B Preferred Stock at a per share price of $1 per share.  The holders of the Series B Preferred Stock are entitled to (i) receive an annual cumulative dividend at the rate of 10%, payable prior to dividends of any shares of common stock, (ii) two and one-half times the number of votes to which a holder of the same number of common shares is entitled, (iii) receive tow and one-half shares of common stock for each share of Series B Preferred Stock tendered for conversion after September 30, 2005, (iv) require the Company to redeem shares of Series B Preferred Stock at the original sales price, plus accrued cumulative dividends, upon prior notice after September 30, 2005, or in the event of a merger, sale of a majority of the stock or sale of substantially all of the assets of the Company, and (v) receive a liquidation preference equal to the original sales price plus accrued cumulative dividends, prior to the rights of holders of the Series A Preferred Stock and common stock.  On September 30, 2007, all outstanding shares of Series B Preferred Stock were automatically redeemable at the original sales price plus accrued cumulative dividends.

In September 2007, the holders of the Series B Preferred Stock tendered the 400,000 shares outstanding for conversion and the Company issued to the holders 1,000,000 shares of common stock.  The Company declared and paid $25,963 of Series B Preferred dividends in the period ended September 30, 2007.  Additionally, in the period ended September 2007, the Company paid $80,000 of Series B Preferred dividends declared and accrued in 2005 and 2006.

12.           Subsequent Event

On October 24, 2007, the Company entered into a one year Authorized Detailer Agreement with Sheervision, Inc. (“Sheervision”), a Delaware corporation, under which the Company became an authorized broker and detailer of Sheervision’s Firefly Infinity LED Headlight and all related accessories.  The agreement will be renewed for an additional one or two year period in 2008.  The Company was appointed as an exclusive authorized detailer in certain international markets and as a non-exclusive authorized detailer in Sheervision’s retained territory, excluding the United States of America.  In consideration of the Company’s efforts to develop and retain an international dealer network, Sheervision will pay the Company a monthly management fee during the first four months of the agreement and a commission for all products sold in the AMT managed territory during the agreement period.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2006 Annual Report on Form 10-KSB. There have been no material changes to that information during the first nine months of 2007.

Results of Operations

The Company had revenues of $784,277 for the three month period ended September 30, 2007 compared to $768,686 for the same period in 2006, an increase of 2%.  For the three month period ended September 30, 2007, domestic revenues decreased 18% while international revenues increased 62% over the same period in 2006.  The increase during the three month period ended September 30, 2007 resulted primarily from a $50,800 increase in Spectrum Dental product line sales, $33,500 in revenues related to the representation of Direct Crown products under the licensing agreement entered into in the second quarter of 2007 and a $26,000 increase in sales of the Company’s industrial product line.  The increases and additions were partially offset by a $52,000 decrease in sales of the KCP product line and a $50,300 decrease in the sales of parts and repairs.  The Company anticipates the continued growth in the Spectrum Dental and Direct Crown revenues.

The Company had revenues of $2,466,868 for the nine month period ended September 30, 2007 compared to $1,846,797 for the same period in 2006, an increase of 34%.  For the nine month period ended September 30, 2007, domestic revenues increased 4% while international revenues increased 187% over the same period in 2006.  The increase in revenues is largely related to the addition of the Spectrum tooth whitening product line in April 2006 which contributed approximately $686,000 in additional revenues in the nine month period ended September 30, 2007 compared to 2006.  The increase also included $94,000 in sales of inventory previously included in the Company’s inventory reserve, an increase of approximately $113,400 in the Company’s industrial product line sales and $50,411 in revenues related to the representation of Direct Crown products under the licensing agreement entered into in the second quarter of 2007.  These increases were partially offset by a $156,000 decrease in the KCP product line and a $137,500 decrease in the sales of parts and repairs.  The Company anticipates the continued growth in the Spectrum Dental and Direct Crown revenues.

Additionally, the Company received $8,593 and $14,656 in royalties for the three and nine month periods ended September 30, 2007 compared to $7,307 and $23,716 for the same periods in 2006.

Gross profit as a percentage of revenues was 31% and 53% for the three and nine month periods ended September 30, 2007 compared to 53% and 44% for the same periods in 2006.  The decrease in gross profit for the three month period ended September 30, 2007 was primarily attributable to a $218,000 increase in the Company’s inventory valuation allowance for slow moving inventory, which increased cost of goods sold.  The increase in gross profit for the nine month period ended September 30, 2007 was primarily attributable to the addition of the Spectrum product line in April 2006 which has a higher gross margin than other product lines.  Additionally, the nine month period ended September 30, 2007 included a $23,000 decrease in the warranty provision and actual warranty expense.   The increases in gross profit for the nine month period ended September 30, 2007 were partially offset by a $239,000 increase in the Company’s inventory valuation allowance compared to a $122,400 increase during the same period in 2006.

Selling, general and administrative expenses were $807,169 and $2,325,576 for the three and nine month periods ended September 30, 2007 compared to $614,170 and $2,207,085 for the same periods in 2006, constituting increases of 31% and 5% respectively.

Legal expenses increased approximately $152,000 in the three month period ended September 30, 2007 compared to the same period in 2006.  The increase in legal expenses was largely attributable to litigation and pending new product contract negotiations.  Other significant increases in selling, general and administrative expenses for the three month period ended September 30, 2007 included a $51,000 increase in general office expenses primarily attributable to the Direct Crown license and expenses related to business development and a $12,000 increase in insurance expense.  These increases were partially offset by a decrease of approximately $21,000 in show expenses in the three month period ended September 30, 2007 compared to the same period in 2006 as a result of AMT’s master distributors representing the Company’s product lines on the Company’s behalf.

The increase in selling, general and administrative expenses in the nine month period ended September 30, 2007 compared to the same period in 2006 included a $138,400 increase in general office expense primarily attributable to the Spectrum and Direct Crown licenses, an increase in computer expenses and expenses related to business development; a $58,700 increase in occupancy costs mostly attributable to the sale and leaseback of the building in April 2006; a $68,000 increase in marketing expense; a $152,600 increase in professional fees mostly attributable to management consulting fees and legal fees for litigation and pending new product contract negotiations and a $16,000 increase in insurance expense.  These increases in the nine month period ended September 30, 2007 were partially offset by a $73,400 decrease in show expenses as a result of AMT’s master distributors representing the Company’s product lines on the Company’s behalf.  Additionally, the nine month period ended September 30, 2006 included $410,000 for the settlement of breach of employment and other claims with two former employees.

There were no research and development expenses in the three month period ended September 30, 2007 compared to $16,617 for the same period in 2006.  Research and development expenses for the nine month period ended September 30, 2007 were $10,846 compared to $55,470 for the same period in 2006, constituting a decrease of 80%.  The Company has no new products in development for manufacturing and does not anticipate the addition of any new products for manufacturing in the immediate future.

Other income (expenses) were $239,485 and ($44,252) for the three and nine month periods ended September 30, 2007 compared to $125,484 and $60,860 for the same periods in 2006.  The revaluation of the Discus warrant resulted in $174,931 and ($349,322) in other income (expenses) for the three and nine month periods ended September 30, 2007 compared to $75,074 and $25,283 for the same periods in 2006.  The change in the Discus warrant valuation is primarily related to changes in the market value of the Company’s common stock during the periods.  Additionally, the three month period ended September 30, 2007 included approximately $18,000 received for consulting services and $17,600 received for rental of a portion of the building.  The nine month period ended September 30, 2007 included approximately $72,000 for consulting services and approximately $53,500 received for the rental of a portion of the building.

For the three and nine month periods ended September 30, 2007, the net loss available to common stockholders was ($342,378) and ($1,090,015) compared to ($101,269) and ($1,362,705) for the same periods in 2006.  The Company experienced a loss from operations of ($555,900) and ($1,019,830) for the three and nine month periods ended September 30, 2007 compared to ($226,753) and ($1,423,565) for the same periods in 2006.

Liquidity and Capital Resources

The Company’s operating activities used $253,468 for the nine months ended September 30, 2007.

The Company’s investing activities provided $216,710 for the three months ended September 30, 2007 which included $76,300 in proceeds from the sale of machinery and the $157,938 from the maturity of government securities.

The Company’s financing activities provided $94,037 for the three month period ended September 30, 2007 in funds received from the Company’s line of credit with Texas State Bank.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.75% as of September 30, 2007.  The principal on the loan is payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006 and $120,000 in February 2007.  In January 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the line being extended to January 2008.

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

On April 11, 2006, the Company entered into a licensing agreement with Discus Dental Holdings, Inc. (“Discus”) and its wholly owned subsidiary, Spectrum Dental, Inc. (“Spectrum Dental”), a leading provider of professional tooth whitening products under the brand names of “Contrastpm”, “Contrastpmplus” and “Contrastam”, under which AMT became the exclusive distributor of the Spectrum Dental product line, which provided  approximately $933,000 in additional revenue in 2006. The Sepulveda Group, LLC is affiliated with Discus. In full payment for the license, the Company issued Discus a warrant to purchase 2,500,000 shares of common stock of the Company at $0.20 per share.

The warrants issued to Discus is subject to registration rights and the fair value is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on September 30, 2007:  risk free interest rate of 4.25%; dividend yield of 0%; volatility factors of 250%, the expected market price of the Company’s common stock  over the estimated life of the warrant of 6.5 years.  The original calculated fair value of the warrant was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the license period of five years.

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

As a final step in the transition, the Company has begun the alteration of its basic business model from that of traditional manufacturing to one of a product-brokering organization, directing the sales of products from contractually bound manufacturers to the international dental market.  Under the new business model, AMT is in the process of positioning itself as the premier “outsourced sales organization” for companies seeking the international sale and distribution of their unique dental products.  The Company believes it can continually grow contractually protected revenue by increasing the sales of existing products and by the sales of new product lines, while minimizing overhead costs and expenses related to maintaining inventory.

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

On October 24, 2007, the Company entered into a one year Authorized Detailer Agreement with Sheervision, Inc. (“Sheervision”), a Delaware corporation, under which the Company became an authorized broker and detailer of Sheervision’s Firefly Infinity LED Headlight and all related accessories.  The agreement will be renewed for an additional one or two year period in 2008.  The Company was appointed as an exclusive authorized detailer in certain international markets and as a non-exclusive authorized detailer in Sheervision’s retained territory, excluding the United States of America.  In consideration of the Company’s efforts to develop and retain an international dealer network, Sheervision will pay the Company a monthly management fee during the first four months of the agreement and a commission for all products sold in the AMT managed territory during the agreement period.

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

ITEM 3.                             Controls and Procedures

The Company’s management, with the participation of the chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2007.

In response to the material weakness identified during the Company’s December 31, 2006 audit, the Company has taken steps to remedy the deficiency in design over internal control by putting in place processes that will help to identify and record all intangible assets and related accrued liabilities.  These processes include consultation with outside accounting firms on unusual transactions.

Other than what was discussed above, no other change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month period ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Except as otherwise disclosed herein, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

On November 20, 2006, a demand for arbitration and statement of claim was filed against the Company, alleging that the Company had breached agreements to pay the claimant royalties and consulting fees.  The original demand sought damages of $47,800.  The demand for arbitration seeks an award of $125,000.  The original demand of $47,800 is included in “other accrued expenses” in the Company’s December 2006 balance sheet.   In October 2007, the Company settled this claim for $32,500.

ITEM 6.                             Exhibits

Exhibit Index

3.1	First Restated Certificate of Incorporation (1)

3.2	Second Restated Certificate of Incorporation (1)

3.3	Certificate of Correction to the Second Restated Certificate of Incorporation (2)

3.3	Certificate of Designation of Series B Preferred Stock (2)

3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005 (3)

3.5	Certificate of Correction (4)

3.6	Amended and Restated By-Laws adopted July 29, 2005 (3)

31.1	Certification of Judd D. Hoffman, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*              Filed herewith

(1)     Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on November 14, 2002, and incorporated herein by reference.

(2)    Filed with the Issuer’s Annual Report on Form 10-KSB, filed with the Commission on April 15, 2003, and incorporated herein by reference.

(3)    Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on August 15, 2005, and incorporated herein by reference.

(4)    Filed with the Issuer’s Periodic Report on Form 10-QSB, filed with the Commission on August 14, 2007, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: November 14, 2007	/s/ Judd D. Hoffman
Judd D. Hoffman
President and Chief Executive Officer

Date: November 14, 2007	/s/ Barbara Woody
Barbara Woody
Vice President of Administration and Finance, and principal accounting officer