Form 10KSB
period 2007-12-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2008-04-14
CIK 874388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007, or

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

State issuer’s revenues for its most recent fiscal year: $3,165,399

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,214,073 as of April 9, 2008 based upon the closing price of $0.12 reported on the OTC Bulletin Board on that date. For purposes of this calculation only, all directors, executive officers and owners of more than ten percent of the registrant’s Common Stock are assumed to be affiliates.

There were 10,117,274 shares of the issuer’s Common Stock issued and outstanding on April 9, 2008.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format:  (check one):  Yes  ☐   No ☒

Special Note Regarding Forward Looking Statements

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

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

Introduction

American Medical Technologies, Inc., (“AMT” or “Company”) “distributes”, “manufactures” and “brokers” high technology products designed primarily for the global general and cosmetic dental industries.  In the distributor function, AMT acts as the manufacturer licensee and global sales representative of a premium brand of professional tooth whitening.  As a manufacturer, AMT continues to design and produce air and water abrasive kinetic preparation systems in the Company’s Corpus Christi, Texas manufacturing facility.  As a broker, AMT acts as the sales and technical “detailer” of several premium and renowned dental product brands.  Outside of dental product sales AMT also develops, manufactures and markets precision air abrasive jet machining, (“AJM”) systems for industrial applications and operates a successful parts and maintenance business for past AMT dental and industrial products. AMT incorporated in Delaware in November 1989 and completed its initial public offering in June 1991.  AMT changed its name for American Dental Technologies, Inc. on July 13, 2000.

Over the past few years AMT successfully implemented a restructuring and recovery program which protected the company’s assets from excessive claims and creating a solid foundation from which the company was to plan and execute its current, positive growth strategy.  In 2006, the Company added the Spectrum Dental product line and by doing, began a new era in the life of AMT which lead to the production of a business model for the sound and on-going development of shareholder value.  In 2007, AMT became the contractual broker of the BriteSmile, BreathRx, DirectCrown and SheerVision brands of reputable and high quality dental products.

Products

Described below are the Company’s current principal product lines.

Contrast Tooth Whitening

In April 2007, the Company entered into a 5 year licensing agreement with Discus Dental and its wholly owned subsidiary, Spectrum Dental, a leading provider of professional tooth whitening systems, under which AMT was granted the exclusive worldwide distribution rights of the Spectrum Dental product line.  The products purchased from Discus Dental and resold under the brand names: Contrast AM, Contrast PM, Contrast PM Plus, FastDam, FastTrack and other ancillary products, utilize hydrogen peroxide or carbamide peroxide in various concentrations to safely and effectively whiten discolored teeth.  Although the safety and efficacy of these technologies are well tested, due to the relative strength of the materials, Contrast tooth whitening products are only available as administered by dental professionals.

Spectrum Dental products accounted for 53% and 34% of AMT’s total revenues in 2007 and 2006, respectively

Details of the Discus Dental / Spectrum Dental License Agreement:

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

Registration Rights Agreement

Also, on April 11, 2006, the Company entered into a Registration Rights Agreement with Discus pursuant to which it agreed, at its own expense, to register the offer and resale of shares issuable upon exercise of the Warrant not later than April 11, 2007, and to register shares acquired by Discus under the Option Agreement within 120 days after the exercise of an option under the Option Agreement and to use its reasonable best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable thereafter. The Company must, subject to certain specified circumstances, maintain the effectiveness of the registration statement for a specified period of time. The Company also granted to Discus piggyback rights for other registration statements filed by it with the SEC for the sale of its shares.  As of the date of this filing of this form 10-KSB, the Company has not filed such a registration statement.  The Registration Rights Agreement requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement will be permitted or required and the contract does not specify how the contract will be settled in the event that the Company is unable to deliver registered shares.  Therefore,  net-cash settlement is assumed if the Company is unable to deliver registered shares and the warrants are classified as a liability.

KCP Cavity Preparation Systems

AMT has patented the method whereby a dentist can remove tooth decay by means of a narrow, high velocity stream of minute particles delivered by compressed air to the tooth through a lightweight dental hand piece.  In many cases the KCP lessens the patient sensitivity and, as such, may be used to treat a patient without anesthesia.  .The KCP shapes restorations, removes old composite materials, and modifies the underlying hard tissue, often helping to increase bond strength in restorative procedures.  It is also used for sealant preparations; surface stain removal and intra-oral porcelain removal and repair.  The KCP can often be used in place of a traditional dental drill.

In 2003 and 2004, the Company introduced “Hydrobrasion” technology.  Hydrobrasion is the patented use of air, water and micro particles which are combined to form an effective cutting slurry that safely removes dental tooth structure and tooth decay in a minimally invasive manner..  In 2004, the Company introduced this technology in the KCP “Flexijet®”, an air abrasion unit with an integrated water system that dramatically diminishes overspray, minimizes patient sensitivity, and produces faster, more precise cutting.  In 2005, the Company developed and introduced the “Hydro Jet®” product which utilizes the Company’s patented “Hydrobrasion” technology.

KCP products accounted for 3% and 12% of AMT’s total revenues in 2007 and 2006, respectively

Industrial Products

AMT develops, manufactures and markets its precision AJM systems for industrial applications.  The AJM system has a wide range of applications, including drilling, cutting, abrading, deburring, dressing, beveling, etching, shaping and polishing.  Its principal advantage over conventional machining is that the AJM process, which accomplishes its work through kinetic particle displacement (an erosion process), produces no heat, shock or vibration.  This enables precise work to be done on fragile materials without deburring or further processing.  AJM systems are often used to remove the slag, burrs and flash resulting from conventional machining processes.  Some examples include deburring needles, beveling silicon wafers and cutting fiber optics.

Industrial products accounted for 18% and 20% of AMT’s total revenues in 2007 and 2006, respectively.

DirectCrown Temporary Crown and Bridge Materials:

In April 2007, AMT entered into a license agreement with CrownBeav LLC to represent the unique DirectCrown brand of temporary crown and bridge shell materials.  DirectCrown, a low-cost alternative to conventional temporary crown and bridge materials, is a pre-formed shell made of a high-impact, flexible, carbon polymer.  When filled with the system’s resin and molded over the prepared teeth, the result is a hard and wear-resistant restoration that is easier and less expensive for the dentist that traditional temporary materials and techniques. Because of the simplicity and low cost natures of the product, DirectCrown shells are ideal for patients of all ages.

License Agreement

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

Commissions received by AMT for DirectCrown products accounted for 3% of AMT’s total revenues in 2007.  DirectCrown products were not sold by AMT in 2006.

BriteSmile Professional Tooth Whitening

In December 2007, AMT entered into a partnership with Discus Dental, Inc. to represent the highly acclaimed and world renowned BriteSmile professional tooth whitening systems in select international markets.  BriteSmile, one of the world’s most highly recognized tooth whitening brand names, is a tooth whitening procedure which is performed by a dental professional in a dentist office.  By applying light technology to a proprietary gel and activator system, the patient experiences dramatic whitening results in approximately one hour.  To supplement the procedure, the BriteSmile brand also includes professional take home whitening gels, a whitening toothpaste, a refreshing mouth rinse and a unique “Whitening to Go” paint on whitening stick.  AMT’s key role is to act as the sales and technical service detailer for the existing global BriteSmile business as well as to prospect for new distributors and new countries.

No revenue was recognized for the representation of BriteSmile products in 2007.

BreathRx Professional Oral Care Products

In conjunction with the above mentioned BriteSmile agreement, in December 2007 AMT also entered into a partnership with Discus Dental, Inc. to represent the unique BreathRx line of professional oral care products in select international markets.  The BreathRx brand, sold primarily in the USA through major retail drug and supermarket outlets, is a comprehensive system used to eliminate oral malodor.  Through the three step process of rinsing, scraping and brushing, a patient will experience a clinically proven reduction in bad breath.  The proprietary active ingredients in the system help to kill odor causing bacteria while delivering a fresh minty flavor to the mouth.  Ancillary products such as whitening toothpaste, chewing gum, breath mints and breath spray help to fill out the product offering.  AMT’s role is to offer BreathRx to it’s established distribution network who then sell the product to dental professionals.

No revenue was recognized for the representation of BreathRx products in 2007.

SheerVision dental headlights and loupes

In December 2007, AMT entered into a partnership agreement with the company SheerVision, Inc. (“SheerVision”) (OTC: BB: SVSO:OB) to represent the highly acclaimed  family of advanced proprietary surgical loupes and LED head light systems for the dental, medical and veterinary markets.  Under the terms of the agreement, AMT acts as the sales and technical service representative, selling SheerVision products through its international federation of international distributors.  AMT is compensated on a commission basis for all products sold into the international territory.

At the time of the agreement, SheerVision announced they were making some engineering upgrades to their existing “Infinity” Firefly dental headlight.  The upgrade process has taken longer than SheerVision expected and, as such, commissionable sales will not be realized by AMT until at least the second quarter of 2008

Parts, Maintenance and Consumable Sales

In support of the 8,000+ Flexijet, Hydrojet and Plasma Arc Curing (“PAC”) lights that have been installed in the field, primarily in the USA and in Europe, AMT offers a “for fee” repair and part service for the units which have gone past their original manufacturer’s warranty period.  AMT generates revenue and profit by performing repairs and maintenance on past sold units.

Parts, Maintenance and Consumable Sales accounted for 19% and 31% of AMT’s total revenues in 2007 and 2006, respectively.

Marketing, Sales and Training

In the North American dental market, AMT uses a network of independent sales representatives and major dental dealers and distributors to sell its products.

For AMT’s international markets, AMT has set up an international distribution network with key distribution partners located in Latin America, Asia, Europe and the Middle East.  These third-party distributors are responsible for directing individual country sales, providing sales and technical support, and in some cases, holding and managing local inventory and logistics.

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

AMT provides warranty and repair service for AMT’s products in the United States.  To service its dental equipment, AMT has a service department in Corpus Christi and has service arrangements with independent distributors for products in other markets.  To date, AMT has not experienced significant service problems.  AMT generally provides a one-year warranty on all of its products, except for Contrast tooth whitening and BreathRx oral care products, where no warranty or service is required.

Competition

There is direct competition to AMT’s in-house manufactured products; however, it is the new and emerging technologies that represent the biggest commercial threat to the Company’s manufacturing business.  Hydrobrasion technology is being supplanted by high technology dental lasers which, although considerably higher in price, can perform certain additional functions.  On the lower end, this technology competes with conventional treatment methods that include standard drills and basic dental instruments.  Even so, a small market still exists which justifies the continuance of the product line for the foreseeable future.

For all in-house manufactured products, AMT has patents in the basic technologies which the Company believes provide a competitive advantage.  AMT believes there are approximately three companies that presently sell competing dental air abrasive products. AMT’s PAC and KCP products must also compete with conventional treatment methods using dental instruments or equipment that are generally less expensive and with which dentists are more familiar.

AMT faces several competitors in the tooth whitening industry.  AMT’s Contrast tooth whitening products face competition from a variety of companies utilizing similar hydrogen peroxide and carbamide peroxide technologies.  The BriteSmile products face competition from Discus Dental’s own ZOOM in-office tooth whitening system as well as from Chinese and European light manufacturers.  Even so, the global tooth whitening market continues to grow with patient demand at an all time high.

Many of the companies that compete against the total AMT product offering, particularly those that manufacture traditional dental equipment, have been in business longer, have greater resources and have a larger distribution network than AMT.  AMT’s competitive position is dependent upon its pricing and marketing practices, its ability to make ongoing improvements in its existing products, to develop new products, and to successfully promote the capabilities and treatment benefits of its products.  While AMT believes its products are competitive in terms of capabilities, quality and price, competition has adversely affected, and may in the future adversely affect, AMT’s business.

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

CrownBeav LLC and Discus Dental both hold strategic technology patents for their respective products, providing AMT with some market protection and creating certain barriers to entry for new manufacturers.  The Contrast tooth whitening products are not protected by patent.

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

AMT has contractual relationships with the manufacturer of the Spectrum tooth whitening products, BreathRx oral care products, BriteSmile professional tooth whitening systems and DirectCrown temporary crown and bridge products. The manufacturers of all these products are stable and product is delivered per pre-established, mutually agreed order quantities and ship dates.  The Company believes that delivery delays would be highly unlikely and would have a minimal material effect on AMT’s business.

Research and Development

Historically, most research and development, prototype production and testing activities for the products manufactured by AMT have taken place at the Company’s Corpus Christi, Texas facility, although some research and development work was performed for AMT by consultants.  No further major new product development is anticipated by the Company.

AMT’s research and development expenditures for 2007 and 2006 were $17,596 and $67,783, respectively.

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

At this time, AMT’s Contrast and DirectCrown product lines are not subject to regulation inside the USA.  A change in this status could adversely affect AMT’s ability to market these products in the USA.

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

Foreign Regulatory Requirements

International sales of medical devices are also subject to the regulatory requirements of each country.  Regulation of medical devices in foreign countries varies between countries.  The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company complies with the regulatory laws of such countries.  In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market.  The KCP, PAC, tooth whitening, oral care and DirectCrown products have all been granted CE mark approvals and may be sold in European Union countries and markets.   Additional foreign authorizations to market its dental products are sought by the Company where needed.

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

Product Liability Exposure

AMT’s business involves the inherent risk of product liability claims.  If such claims arise, they could have an adverse effect on AMT.  AMT currently maintains product liability insurance with coverage per occurrence and in the aggregate of $7 million.  There is no assurance that such coverage will be sufficient to protect AMT from all risks to which it may be subject or that product liability insurance will be available at a reasonable cost, if at all, in the future.

Foreign Operations and Segment Information

For information regarding the Company’s foreign operations and business segments, see Note 8 of the Notes to Consolidated Financial Statements.  Such information is incorporated herein by reference.

Employees

On April 9, 2008, AMT had 14 full-time employees.  Of these employees, three were engaged in direct sales and marketing activities.  Five employees were engaged in manufacturing activities, and the remaining six employees were in finance, administration and customer service.  AMT has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

In 2008 AMT will continue to include the Hydro Jet in its product offering, selling through its existing international network of dealers; however no significant investment is planned to upgrade the product technology or to market the products.

Equipment Service and Maintenance:

There are approximately 8,000 KCP, Flexijet and HydroJet systems installed in dentist offices primarily in North America and Europe, most of which have gone past their original manufacturer’s warranty period.  As an adjunct to the Company’s traditional sales activity, AMT also offers “for-fee” repair services, generating revenue and profit by performing repairs and maintenance on past sold equipment.  With more and more dentists retiring their older AMT equipment, the Company revenue from repairs and service has flattened out.  In 2008 AMT plans to continue the parts, equipment and maintenance functions.

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

Discontinued Products:

Given the Company’s assessment of the current state of technology, and an influx of competition from foreign manufacturers offering similar products, AMT discontinued selling the Ultracam, Intra-oral Camera system in 2007.  Repairs for the existing units are referred to a qualified third party company.  AMT liquidated the stock and component inventories related to this discontinued product line.

New Products:

The Company believes that the key to its on-going growth and profitability is in the acquisition and sale of new products.  Currently AMT is in discussions with reputable dental manufacturers to increase the number and range of products offered.  AMT believes that these discussions may lead to license or brokerage agreements in 2008, but can provide no assurances that any licensing or brokerage agreements will materialize or be profitable for the Company.

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

ITEM 3.               LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in material adverse change in our business properties or financial condition.  However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.  We estimate the amount of potential exposure it may have with respect to litigation claims and assessments.

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

On November 20, 2006, a demand for arbitration and statement of claim was filed against the Company, alleging that the Company had breached agreements to pay the claimant royalties and consulting fees.  The original demand sought damages of $47,800.  The demand for arbitration seeks an award of $125,000.  The original demand of $47,800 is included in “other accrued liabilities” in the Company’s December 2006 balance sheet.   In October 2007, a preliminary settlement was reached through arbitration in the amount of $32,500.  The settlement and release were finalized and the settlement paid in the first quarter of 2008.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

	High	Low
2007
First Quarter	$0.46	$0.15
Second Quarter	0.41	0.21
Third Quarter	0.42	0.30
Fourth Quarter	0.32	0.18

2006
First Quarter	0.29	0.16
Second Quarter	0.30	0.20
Third Quarter	0.28	0.20
Fourth Quarter	0.24	0.16

Holders

As of December 31, 2007 there were approximately 346 holders of record of AMT common stock based upon the records of the Company’s stock transfer agent and security position listings.

Dividends

The Board of Directors presently intends to retain all earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon earnings, capital requirements, any restrictive covenants in future loan agreements and other factors considered relevant by the Board of Directors.

Equity Compensation Plans

The following table reflects the information described as of December 31, 2007 with respect to compensation plans under which the Company’s stock is authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of Shares available for future issuance under equity compensation plans
Equity compensation plans	1,142,680	$0.22	1,134,032

In July 2007, the Company adopted the 2007 Equity Incentive Plan (“Equity Plan”).  The Equity Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units and Performance Shares to employees, consultants and directors.  The purpose of the Equity Plan is to promote the success and to enhance the value of the Company by aligning the interest of Participants with those of the Company’s shareholders, to provide flexibility to the Company in its ability to motivate, attract, and retain the services of outstanding individuals, upon whose judgment, interest, and special effort the success of the Company is largely dependent.   When the Equity Plan was implemented there were 1,000,000 common shares available to be granted under the Equity Plan.  In the year ended December 31, 2007, a total of 100,000 performance shares and 627,968 performance unit shares had been granted under the Equity Plan to legal and outside consultants of the Company.  The $212,862 expense is included in other professional fees.

Recent Issuance of Unregistered Securities

                        The Company issued 200,000 restricted shares of common stock to Mr. Roger Dartt in August 2007 in consideration for work performed in the first quarter of 2008.

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

Revenue Recognition

The Company recognizes revenue net of sales tax when all of the following criteria are met:  1) a contract or sales arrangement exists, the buyer is obligated to pay and such obligation would not be changed in the event of theft or physical destruction or damage of the product; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company grants a thirty day unconditional money-back guarantee on selected products and a warranty for one year on parts and labor on defective products. The Company accrues its estimated exposure to returns and warranty claims based on historical average returns and claims paid.  None of the Company’s current product lines requires installation. The Company’s policy is to include shipping and handling costs, net of related revenues, in costs of goods sold.

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

Inventories—Slow Moving

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.  For purposes of computing the valuation allowance at December 31, 2007, part usage was projected at 50% of 2007 part usage.  The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2007; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Issuance of Options and Warrants

The Company periodically issues options and warrants to purchase stock at a price which may be higher or lower than the strike price of the stock on the grant date.  The fair value of the options and warrants issued is estimated at the date of the grant using the Black Scholes pricing model.  The Company recognizes the expense over the vesting period of the options and warrants.  The Company has a policy of issuing new shares for the exercise of options and warrants.

Results of Operations

Years Ended December 31, 2007 and December 31, 2006

For the year ended December 31, 2007 revenue was $3,165,399 compared to $2,712,335 for the year ended December 31, 2006, an increase of approximately 17%.   The increase in revenue resulted primarily from the addition of the Spectrum product line in April 2006.   The Spectrum product line added approximately $745,000 in revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006.   Commissions earned from the DirectCrown product line added in April 2007 increased revenues by approximately $83,000.  The sale of inventory from discontinued product line resulted in approximately $133,000 in additional revenues for the year ended December 31, 2007.  These increases were partially offset by a $241,000 decrease in KCP product line sales and a decrease of $222,000 in the sales of parts and repairs.  The Company anticipates continued growth in the new product lines add, the addition of new product lines in the future and a continued decrease in KCP product line sales and the sales of parts and repairs.

Additionally, royalties decreased approximately $25,000 due to decreased sales by licensees, and the Company expects the decreases in royalties to continue.

Gross profit as a percentage of revenues was approximately 53% for the year ended December 31, 2007 compared to 50% for the year ended December 30, 2006.  The increase in gross profit is primarily attributable to the addition of the Spectrum product line in April 2006 which has a higher gross margin line than other product lines.  Additionally, a portion of the increase in gross profit is related to the addition of the DirectCrown product line revenues which is received as commissions.  The higher gross profit was partially offset by $228,000 of inventory added to the inventory valuation allowance in the year ended December 31, 2007 compared to $133,000 of inventory added to the inventory valuation allowance in the year ended December 31, 2006.

Selling, general and administrative expenses were $2,845,731 and $2,841,547 for the years ended December 31, 2007 and December 31, 2006 respectively, constituting an increase of less than 1%.  For the year ended December 31, 2007 compared to the year ended December 31, 2006; payroll increased approximately $118,000, primarily due to employee stock option expense; general office expense increased approximately $154,000, primarily due to the license fees related to the Spectrum and DirectCrown agreements and an increase of approximately $57,000 in expenses related to new business development; other professional fees increased approximately $201,000 primarily due to an increase in legal and accounting fees related to new product contract negotiations and accounting fees related to the cost of complying with the Sarbanes-Oxley Act.  These increases were partially offset by a decrease of approximately $130,000 in show expenses as a result of AMT’s master distributors representing the Company’s product lines on the Company’s behalf.  Additionally, the year ended December 31, 2006 included $410,000 for the settlement of breach of employment and other claims with former employees.

Other income (expense) was $242,918 and $67,231 for the years ended December 31, 2007 and December 31, 2006, respectively.  Of the amount in 2007, approximately $94,000 is related to compensation for consulting services, $46,000 is related to the write off of unused customer credits from prior years and $15,300 is for the adjustment to a legal settlement accrued in 2006.  Of the amount in 2006, $10,000 is related to the recovery of accounts receivable invoices that were previously reserved and $9,000 is related to compensation for consulting services.

Research and development expenses were $17,596 and $67,783 for the years ended December 31, 2007 and December 31, 2006, respectively.  The expenses in 2006, included work on the Company’s Hydrojet handpieces.  The expenses in 2007 were related to new product research for the Company’s tooth whitening product line.  The Company expects the decrease in research and development expenses to continue.

Liquidity and Capital Resources

The Company’s operating activities used $357,386 in cash resources in 2007.

The Company’s investing activities in 2007 provided $231,279.  The cash provided by investing activities in 2007 included $185,190 from the sales and maturities of government securities.

The Company’s financing activities in 2007 provided $74,037.  The cash provided by financing activities in 2007 included $100,000 borrowed against the Company’s line of credit.

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

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of December 31, 2006.  The principal on the loan is payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as collateral.  In January 2008, the Company renewed  the secured line of credit agreement. The terms of the original line of credit remained the same with the exception of the payment date which was extended to January 2009.

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

The fair value of the warrants issued to Discus is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on December 31, 2007:  risk free interest rate of 3.52%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common shares over the estimated life of the warrant of 6.42 years.  The calculated fair value of the warrant as of December 31, 2007 was $449,412.  The calculated fair value of the warrant on the grant date was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the vesting period of five years.

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

In 2007, the Company continued to include the Hydro Jet in its product offering, selling through its existing international network of dealers; however, no significant investment was made  to upgrade the product technology or to market the products.

In 2008, the Company continued the alteration of its basic business model from that of traditional manufacturing to one of a product-brokering organization, directing the sales of products from contractually bound manufacturers to the international dental market.  Under the new business model, AMT is in the process of  positioning itself as the premier “outsourced sales organization” for companies seeking the international sale and distribution of their unique dental products.  In 2007, the Company added DirectCrown , temporary crown and bridge materials; SheerVision headlamps and loupes; BriteSmile professional tooth whitening and BreathRx professional oral care products to the list of products being distributed or represented by the Company.   The Company believes it can continually grow contractually protected revenue by increasing the sales of existing products and by the sales of new product lines, while minimizing overhead costs and inventory liabilities with the addition of brokered product lines.

The Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines and the expansion related to the representation of additional lines of dental products.  While the Company has identified additional product lines and has ongoing dialogs with dental product manufacturers, there can be no assurance that the Company will be successful in finalizing the contract for representation of these products or that the Company will be successful in generating a positive operational cash flow.

The following table summarizes AMT’s contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	Total
Line of credit *	$—	$541,250	$—	$—	$—	$541,250

Building lease	257,628	265,357	273,317	68,831	—	865,133

CA office suite lease	19,600	—	—	—	—	19,600

	$277,228	$806,607	$273,317	$68,831	$—	$1,425,983

* Variable interest rate on note. Interest rate used was as of December 31, 2007.

New Accounting Standards and Disclosures

In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of  FIN No. 48 on January 1, 2007, had no material effect on the Company’s financial condition, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. As of January 1, 2008, the Company does not have any recurring fair value measurements and has opted for the deferral. Accordingly, the Company has not implemented and is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its results from operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company did not elect the fair value option on any financial instruments or certain other items as permitted by SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s results from operations or financial position.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our results from operations or financial position.

Off Balance Sheet Arrangements

As of December 31, 2007, The Company has no off balance sheet arrangements.

ITEM 7.               FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To The Stockholders and Board of Directors

American Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Technologies, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Technologies, Inc. as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of American Medical Technologies, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management Evaluation of Internal Controls and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the annual financial statements for the year ended December 31, 2007, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also as discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Hein & Associates LLP

Houston, Texas

April 9, 2008

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,369	$65,821
Investments	—	184,076
Restricted certificate of deposit	313,950	300,000
Accounts receivable, less allowance of approximately $16,500 in 2007 and $18,000 in 2006.	272,113	273,235
Inventories, net	133,829	505,578
Prepaid expenses and other current assets	158,857	151,509
Total current assets	899,118	1,480,219

PROPERTY AND EQUIPMENT, net	89,912	109,913

INTANGIBLE ASSETS, net	849,030	473,165

Total assets	$1,838,060	$2,063,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Line of credit	$500,000	$400,000
Series B Preferred Stock, $.01 par value, manditorily redeemable, authorized 575,000; issued and outstanding 0 and 400,000 respectively	—	400,000
Accounts payable	672,712	672,776
Compensation and employee benefits	48,236	95,039
Accrued restructuring costs	65,892	65,892
Warrants subject to registration rights	449,410	399,926
Other accrued liabilities	110,392	228,105
Total current liabilities	1,846,642	2,261,738

LONG-TERM LIABILITIES:
Deferred gain on sale of building	503,202	656,075
Total long-term liabilities	503,202	656,075

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 9)

STOCKHOLDERS’ DEFICIT
Preferred Stock, authorized 9,425,000 shares, none outstanding	—	—
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 10,117,274 and 8,139,306 respectively	404,691	327,572
Additional paid-in capital	43,790,539	42,604,651
Accumulated deficit	(44,707,014)	(43,786,739)
Total stockholders’ deficit	(511,784)	(854,516)
Total liabilities and stockholders’ deficit	$1,838,060	$2,063,297

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES	$3,165,399	$2,712,355

ROYALTIES	26,075	51,019
	3,191,474	2,763,374
COST OF SALES	1,492,367	1,402,904
Gross profit	1,699,107	1,360,470

COST AND EXPENSES:
Selling, general and administration	2,845,731	2,841,547
Research and development	17,596	67,783
Loss from operations	(1,164,220)	(1,548,860)

OTHER INCOME (EXPENSES):
Net realized and unrealized gains on investments	15,064	10,225
Gain on sale of machinery	76,101	—
Other income	242,918	67,231
Interest income	5,299	46,993
Change in fair value of warrant	(49,484)	149,604
Interest expense	(52,571)	(107,185)
Total other income(expenses)	237,327	166,868

Net loss	(926,893)	(1,381,992)

Preferred dividends	(25,963)	(40,000)

Net loss attributable to common shareholders	$(952,856)	$(1,421,992)

Basic and diluted loss per common share	$(0.11)	$(0.17)

Weighted number of shares issued	8,679,741	8,189,306

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2007 AND 2006

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2005	8,189,306	$327,572	$42,599,667	$(42,408,635)	$518,604
Net loss	—	—	—	(1,381,992)	1,381,992)
Foreign currency translation	—	—	—	3,888	3,888

Comprehensive loss	—	—	—	—	(1,418,104)
Preferred dividends	—	—	(40,000)		(40,000)
Issuance of common stock	—	—	44,984	—	44,984

Balance at December 31, 2006	8,189,306	327,572	42,604,651	(43,786,739)	(854,516)

Net loss	—	—	—	(926,893)	(926,893)
Foreign currency translation	—	—	—	6,618	6,618

Comprehensive loss	—	—	—	—	(920,275)
Preferred dividends	—	—	(25,963)	—	(25,963)
Preferred shares conversion	1,000,000	40,000	360,000	—	400,000
Employee option grants	—	—	89,383	—	89,383
Option grants for license	—	—	526,726	—	526,726
Stock compensation	927,968	37,119	235,742	—	272,861

Balance at December 31, 2007	10,117,274	$404,691	$43,790,539	$(44,707,014)	$(511,784)

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(926,893)	$(1,381,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,405	61,523
Amortization	150,861	80,806
Provision for slow-moving inventory	227,868	8,036
Provision of doubtful accounts	22,680	5,436
Gain on sale of machinery	(76,101)	—
Gain recognized on sale of building	(152,873)	(122,372)
Loss on disposal of asset	609	868
Net realized and unrealized gains on investments	(15,064)	(10,225)
Expense related to option grants	89,383	44,984
Change in fair value of warrant	49,484	(149,604)
Expense related to stock compensation	272,861	—
Total other operating activities	619,113	(80,548)

Changes in operating assets and liabilities:
Accounts receivable	(21,558)	(178,513)
Inventories	143,881	195,945
Prepaid expenses and other current assets	(7,348)	(46,102)
Accounts payable	(65)	(64,543)
Compensation and employee benefits	(46,803)	6,123
Other accrued liabilities	(117,713)	46,077
Net cash used in operating activities	(357,386)	(1,503,553)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,211)	(26,197)
Proceeds on sale of building	—	1,900,000
Proceeds from sale of machinery	76,300	—
Sales and maturities of government securities	185,190	1,063,867
Purchase of certificate of deposit	—	(932,744)
Redemption of certificate of deposit	—	632,744
Net cash provided by investing activities	231,279	2,637,670

FINANCING ACTIVITIES:
Series B preferred dividends	(25,963)	(40,000)
Margin loans on investments	—	206,000
Payments on margin loans	—	(1,028,290)
Proceeds from line of credit	100,000	400,000
Payments on note payable	—	(644,111)
Net cash provided by (used in) financing activities	74,037	(1,106,401)

Net increase/(decrease) in cash and cash equivalents	(52,070)	27,716
Effect of exchange rates on cash	6,618	3,888
Increase(decrease) in cash and cash equivalents	(45,452)	31,604

CASH and cash equivalents, at beginning of year	65,821	34,217

CASH and cash equivalents, at end of year	$20,369	$65,821

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of warrants for license fee	$—	549,530
Issuance of options for license fee	$526,726	—
Conversion of preferred shares to common shares	400,000	—

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

Going Concern — The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss attributable to common shareholders of $952,856 and $1,421,992 for the years ended December 31, 2007 and December 31, 2006, respectively.  The Company’s recurring losses from operations and the Company’s total liabilities exceeding its total assets raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company believes that the increases in revenue and gross margin due to the addition of new product line representations and additional funds available from the line of credit will alleviate the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made.

Inventories — Inventories are stated at the lower of cost, determined by the first-in first-out method, or market.  At December 31, 2007 and 2006, inventories consisted of the following:

	2007	2006
Finished goods	$55,273	$213,182
Raw materials, parts and supplies	78,556	292,396
	$133,829	$505,578

Inventories at December 31, 2007 and 2006 are net of valuation allowances of approximately $1,000,000 and $1,700,000, respectively.  During the year ended December 31, 2007, the Company liquidated or disposed of approximately $850,000 of inventory that was previously included in the Company’s inventory valuation allowance.

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance. For purposes of computing the valuation allowance at December 31, 2007, part usage was projected at 50% of 2007 part usage. The valuation allowance could change materially, either up or down, if actual part usage in future years is materially different than the usage projected at December 31, 2007; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.  Depreciation is not included in cost of sales.  At December 31, 2007 and 2006 property and equipment consisted of the following:

	2007	2006
Building and improvements	$23,478	$17,391
Machinery and equipment	44,189	477,727
Automobile	5,122	—
Office furniture and computers	472,955	457,341
	545,744	952,459
Accumulated depreciation	(455,832)	(842,546)
	$89,912	$109,913

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

In April 2006, the Company sold to and leased back from the Sepulveda Group, LLC, a building and property located in Corpus Christi, Texas.  The gross sale proceeds were $1.9 million.  A gain of $778,447 was recognized, $503,202 of which was deferred at December 31, 2007 and is being amortized over the term of the lease.

In April 2006, the Company invested $632,744 in a Certificate of Deposit with Texas State Bank which was used as replacement collateral for a loan entered into in February 2005.  This Certificate of Deposit was redeemed in December 2006.

In December 2006 the Company invested $300,000 in a Certificate of Deposit with Texas State Bank which was used as collateral for a line of credit extended to the Company by Texas State Bank.

Revenue Recognition — The Company recognizes revenue when all of the following criteria are met:  1) a contract or sales arrangement exists, the buyer is obligated to pay and such obligation would not be changed in the event of theft or physical destruction or damage of the product; 2) products have been shipped, and if necessary installed, and title has been transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; 4) no further obligation exists on the part of the Company (other than warranty obligations); and 5) collectibility is reasonably assured.  The Company grants a thirty day unconditional money-back guarantee on selected products and a warranty for one year on parts and labor on defective parts and equipment. The Company accrues its estimated exposure to returns and warranty claims based on historical average returns and claims paid.  None of the Company’s current product lines require installation. The Company’s policy is to include shipping and handling costs, net of related revenues, in costs of goods sold.

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

The Company has amortizable intangible assets as of December 31, 2007 and 2006 as follows:

	2007	2006
Spectrum license	$549,530	$549,530
CrownBeav license	526,726	—
Patents, trademarks and other	59,376	59,376
Accumulated amortization	$(286,602)	$(135,741)

	$849,030	$473,165

Amortization expense related to finite lived intangibles was $150,861 and $80,806 for the years ending December 31, 2007 and December 31, 2006, respectively.  The following table shows the estimated amortization expense in total for all finite lived intangible assets to be incurred over the next five years.

Years Ending December 31,
2008	$162,559
2009	162,559
2010	162,559
2011	84,822
2012	52,673
Thereafter	223,858
$849,030

Earnings Per Share — The following table sets forth the computation for basic and diluted earnings per share:

	2007	2006
Net loss available to common shareholders	$(952,856)	$(1,421,992)

Numerator for basic and diluted earnings per share	(952,856)	(1,421,992)

Denominator for basic earnings per share — weighted average share	8,679,741	8,189,306
Dilutive potential common shares	—	—

Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversion	8,679,741	8,189,306
Basic and diluted earnings per common share	$(0.11)	$(0.17)

Potentially dilutive securities include options and warrants.  As of December 31, 2007 and December 31, 2006 there were approximately 825,000 and 159,000 shares issuable, respectively, in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for both years because their effect would have been antidilutive.

Comprehensive Loss — The Financial Accounting Standards Board’s Statement No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments and unrealized income (loss) on available for sale securities to be included, along with net loss, in comprehensive loss.

Stock Based Compensation — Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.”  Under the fair value recognition provisions of SFAS No. 123(R), stock based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R); as such, no prior periods have been restated. The Company has a policy of issuing new shares for stock option exercises.

Advertising — The Company expenses advertising costs as incurred.  Advertising expense approximated $27,000 and $19,000 in 2007 and 2006, respectively.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.  The determination of the Company’s valuation allowance for inventory is a significant estimate that could change materially over the next year should circumstances affecting the Company’s current sales volumes change.  The calculated fair value of the warrants issued to Discus is a significant estimate that could change materially over the next year should there be a significant change in the market value of the Company’s common stock.

Fair Value of Financial Instruments — The fair value of the Company’s cash, accounts receivable, line of credit and accounts payable approximates their carrying value due to their short-term nature.  The fair value of the Company’s preferred stock which was outstanding at December 31, 2006 approximates fair value as its terms and yield approximates current market conditions.

Reclassifications - Certain amounts in the prior year have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported net loss.

Issuance of Options and Warrants -  The Company periodically issues options and warrants to purchase stock at a price which may be higher or lower than the strike price of the stock on the grant date.  The fair value of the options and warrants issued is estimated at the date of the grant using the Black Scholes pricing model.  The Company recognizes the expense over the vesting period of the options and warrants.  The Company has a policy of issuing new shares for the exercise of options and warrants.

2.    AGREEMENTS WITH RELATED PARTIES

Roger Dartt —The Company renewed its employment agreement with Mr. Dartt effective June 1, 2004 and extended the term to end December 31, 2006.  Under the renewed employment agreement, Mr. Dartt’s base salary was $250,000 per year, and he received a signing bonus of $166,000, which he used to purchase 250,000 shares of Company common stock at $0.33 per share pursuant to options previously granted.  Mr. Dartt agreed not to compete with the Company for one year after termination.  The employment agreement was not renewed on December 31, 2006. Mr. Dartt continued as Chairman of the Board for the Company until his resignation on October 31, 2007.  In consideration for his continued work during the three month period ended March 31, 2007, the Company agreed to issue 200,000 shares of common stock to Mr. Dartt.  The Company issued 200,000 restricted shares of common stock to Mr. Dartt in August 2007 and recorded an expense of $60,000.

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

3.    OTHER EVENTS

License Agreement CrownBeav LLC – DirectCrown product line  On April 1, 2007, the Company entered into a License Agreement with CrownBeav LLC, an Oregon limited liability company, under which the Company became the nonexclusive distributor for the United States and Canada and the exclusive distributor for the rest of the world of it’s DirectCrown brand of temporary crown and bridge material.  The license agreement is for a term of ten years with automatic renewals for additional five year terms, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 60 days notice, (ii) upon the Company’s failure to comply with applicable securities laws, (iii) upon the occurrence of certain other customary events of default.  In full consideration, the Company granted to CrownBeav a five year option to purchase (the “Option”) 1,000,000 shares of common stock at $0.20 per share.  The shares subject to the Option will vest two years from the Effective Date of the agreement.  The option agreement includes a guaranteed trading price of $0.40 per share for the 30-day period prior to vesting.  Additional option shares will be granted for the difference if the market price of the shares is below $0.40 during the 30-day period.

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

License Agreement – Spectrum product line. On April 11, 2006, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Discus Dental Holdings, Inc., under which the Company became the exclusive, worldwide distributor of the proprietary dental products manufactured and sold by Discus’ wholly owned subsidiary, Spectrum Dental, Inc. (“Spectrum”). The License Agreement is for a term of five years, contains minimum requirements for sale of the products by the Company, and may be terminated (i) for cause upon 30 days notice, (ii) at certain times during the term of the License Agreement if the Company fails to maintain positive net income for a specified period, (iii) upon the Company’s failure to comply with applicable securities laws, (iv) if any judgment is rendered against the Company, or it defaults on any debt, in excess of $50,000, (v) upon any change in the Company’s results of operation or condition which in the sole opinion of Discus has or could have a material adverse effect on the Company’s condition, business, properties or prospects, and (vi) upon the occurrence of certain other customary events of default. As full consideration, the Company granted to Discus a ten year warrant (the “Warrant”) to purchase up to 2,500,000 shares of its common stock at $0.20 per share. The shares subject to the Warrant vest 500,000 after the first year and an additional 41,667 shares on each successive full one-month period thereafter until the fifth anniversary of the date of grant; however vesting ceases upon the sale of Spectrum Dental to the Company as contemplated by the Option Agreement described below. The shares subject to the Warrant are adjusted upon the occurrence of certain events including a stock dividend, reclassification, merger and stock split, and upon the issuance of shares for a consideration per share less than the applicable conversion price of the Warrant, with certain exceptions for compensation paid in stock.

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

The Registration Rights Agreement between the Company and Discus provides that the Company shall file a shelf registration relating to the offer and resale of shares issuable upon exercise of the warrant not later than an unspecified date in April 2007.  As of the date of the filing of this Form 10-KSB, the Company has not filed such registration statement.   The Registration Rights Agreement requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement will be permitted or required and the contract does not specify how the contract will be settled in the event that the Company is unable to deliver registered shares.  Therefore,  net-cash settlement is assumed if the Company is unable to deliver registered shares and the warrants are classified as a liability.

Option Agreement – Spectrum product line. On the same date as the Company entered into the Licensing Agreement, the Company and Discus entered into a Put and Call Option Agreement (the “Option Agreement”) whereby Discus has a put option to compel the Company to purchase all the outstanding shares of capital stock of Spectrum , and the Company has a call option to compel Discus to sell such shares, at any time after April 11, 2007 and before the earlier to occur of the termination or expiration of the License Agreement or five years. Notwithstanding the foregoing, the Company may not exercise its call option if the price at which its shares of common stock are trading, or the average trading price of its shares during the preceding 30 day period, is less than $0.60 per share. The exercise price of the option will be between $2,300,000 and $2,662,537, depending on the date of exercise. The purchase price will be paid with a combination of cash and 3,000,000 shares of Company common stock (subject to adjustment); provided that if that aggregate value of the specified amount of cash and the value of the stock based on the average trading value of the Company’s stock for the 30 days preceding the closing of the Option Agreement is less than the applicable exercise price, then the Company must issue additional shares to equal the value of the exercise price. At the option of the parties, the exercise price can be paid in all cash; however, if the Company first elects to exercise its call option, the method of payment of the exercise price will be at the election of Discus. Upon the exercise of the option, the parties are required to enter into a Stock Purchase Agreement substantially in the form agreed to in the Option Agreement for the purchase and sale of the Spectrum shares.

Manufacturing Agreement – Spectrum product line  The Company also entered into a Manufacturing Agreement with Westside Packaging, Inc. (“Westside”) a wholly owned subsidiary of Discus and the current manufacturer, for the manufacture of the products and sale to the Company for distribution under the License Agreement. The products manufactured are sold under the trademarks Contrastpm, Contrastam, FastDam and FastTrak. The Manufacturing Agreement is for a term of three years with automatic one year renewal terms unless either party gives notice of non-renewal.

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

Sale and Leaseback Arrangement. On April 11, 2006, the Company sold to and leased back from the Sepulveda Group, LLC, a California company affiliated with Discus (“Sepulveda”), the 45,000 square foot building and property located in Corpus Christi, Texas. The gross sale proceeds were $1.9 million, and the monthly rent for the facility is $20,385 for the five year term, with a 3% yearly increase and an option to extend the lease term for an additional five years.

The Company invested $632,744 of the sale proceeds in a Certificate of Deposit with Texas State Bank which will be used as replacement collateral for the loan entered into in February 2005. Of the proceeds, $54,858 was used for a security deposit and rent for the facility, $88,671 was used to pay the 2005 property taxes and $14,088 was used as real estate and closing fees. The remaining $1.1 million in net proceeds were used to reduce liabilities and for operational expenses as needed.   The gain of $778,447 on the sale of the building was recorded on the Company’s balance sheet as deferred gain on sale of building and is being recognized over the term of the lease as a credit to rental expense.  The Company recorded a credit of $152,873 and  $122,372 in rental expense during the years ended December 31, 2007 and December 31, 2006, respectively.

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

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 9.25% as of December 31, 2006.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the line being extended to February 2008.  The balance outstanding was $500,000 at December 31, 2007.  In January 2008, the Company renewed  the secured line of credit agreement. The terms of the original line of credit remained the same with the exception of the payment date which was extended to January 2009.

The Company paid interest of approximately $52,600 and $107,200 in 2007 and 2006, respectively.

5.    PREFERRED STOCK, STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Preferred Stock

The Company has authorized up to 575,000 shares of Series B Preferred Stock at a per share price of $1 per share.  The holders of the Series B Preferred Stock are entitled to (i) receive an annual cumulative dividend at the rate of 10%, payable prior to dividends of any shares of common stock, (ii) two and one-half times the number of votes to which a holder of the same number of common shares is entitled, (iii) receive two and one-half shares of common stock for each share of Series B Preferred Stock tendered for conversion after September 30, 2005, (iv) require the Company to redeem shares of Series B Preferred Stock at the original sales price, plus accrued cumulative dividends, upon prior notice after September 30, 2005, or in the event of a merger, sale of a majority of the stock or sale of substantially all of the assets of the Company, and (v) receive a liquidation preference equal to the original sales price plus accrued cumulative dividends, prior to the rights of holders of the Series A Preferred Stock and common stock.  On September 30, 2007, all outstanding shares of Series B Preferred Stock were automatically redeemable at the original sales price plus accrued cumulative dividends and shares were recorded as a liability at December 31, 2006.  However, in September 2007, the holders of the Series B Preferred Stock tendered the 400,000 shares outstanding for conversion and the Company issued to the holders 1,000,000 shares of common stock.  The Company declared and paid $25,963 of Series B Preferred dividends in the period ended September 30, 2007.  Additionally, in the period ended September 2007, the Company paid $80,000 of Series B Preferred dividends declared and accrued in 2005 and 2006.

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

In accordance with the provisions of SFAS No. 123(R), there was $89,383 in stock based compensation expense recorded in the twelve month period ended December 31, 2007.

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

The Company had three stock option plans for employees, officers, directors, consultants and other key personnel which expired prior to December 31, 2004.    As of December 31, 2007, the Nonqualified Stock Option Plan has no options outstanding; the Long-Term Incentive Plan had options outstanding to acquire 4,680 shares; and the Stock Option Plan for Employees has no remaining options outstanding.

In May 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) for employees, officers, directors, consultants and other key personnel.  When the Plan was implemented there were options to purchase 1,000,000 shares common stock available to be granted under the Plan.  In the first quarter of 2007, the Company increased the number of options to purchase to 2,000,000 shares of common stock.

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

Additionally, the Company granted 870,000 share options in January 2007 under the Plan.  The share options will become exercisable at a rate of 250,000 per year beginning in December 2007.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.68%, dividend yield of 0%, volatility factors of 243%, the expected market price over the estimated life of the option of 6 years.  The calculated fair value of the option grants was $173,567.  The Company is recognizing the expense of over the three year vesting period of the options.

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

As of December 31, 2007, there was $131,416 in unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan.

The Company’s nonvested shares as of December 31, 2007 and changes during the period ended December 31, 2007, is summarized as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	300,000	$0.27
Granted	1,041,000	$0.21
Vested	(350,000)
Cancelled	(300,000)
Nonvested at December 31, 2007	691,000	$0.22

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	405,928	$0.30
Exercisable at December 31, 2006	105,928	0.40

Options granted	1,041,000	0.21	221,400
Options exercised	—	—
Options canceled	(304,248)	0.29

Outstanding at December 31, 2007	1,142,680	0.22		8.95	—
Exercisable at December 31, 2007	454,680	0.23		8.83	—

There were 1,041,000 stock options granted and no options exercised during the year ended December 31, 2007.

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.20	978,000	350,000	$0.20	9.01
$0.27	100,000	100,000	$0.27	8.48
$0.42	60,000	—	$0.42	9.24
$0.86	1,248	1,248	$0.86	3.96
$1.38	2,496	2,496	$1.38	2.48
$3.88	936	936	$3.88	0.96

Non-Employee Stock Options

See Note 3 of the Notes to the Consolidated Financial Statements of information regarding the option issued to CrownBeav in 2007

Non-employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	150,000	$0.27
Exercisable at December 31, 2006	150,000	0.27

Options granted	1,000,000	0.20
Options exercised	—	—
Options canceled	—	—

Outstanding at December 31, 2007	1,150,000	$0.21
Exercisable at December 31, 2007	150,000	$0.27

A summary of all non-employee options outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.27	150,000	150,000	$0.27	2.79
$0.20	1,000,000	—	$0.20	4.25

The Company has a policy of issuing new shares for stock option exercises.

Warrant activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	2,500,000	$0.20
Exercisable at December 31, 2006	—	—

Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—

Outstanding at December 31, 2007	2,500,000	0.20
Exercisable at December 31, 2007	833,336	0.20

6.     2007 EQUITY INCENTIVE PLAN

In July 2007, the Company adopted the 2007 Equity Incentive Plan (“Equity Plan”).  The Equity Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units and Performance Shares to employees, consultants and directors.  The purpose of the Equity Plan is to promote the success and to enhance the value of the Company by aligning the interest of Participants with those of the Company’s shareholders, to provide flexibility to the Company in its ability to motivate, attract, and retain the services of outstanding individuals, upon whose judgment, interest, and special effort the success of the Company is largely dependent.   When the Equity Plan was implemented there were 1,000,000 common shares available to be granted under the Equity Plan.  In the year ended December 31, 2007, a total of 100,000 performance shares and 627,968 performance unit shares had been granted under the Equity Plan to legal and outside consultants of the Company.  The $212,862 expense is included in other professional fees.

7.     INCOME TAXES

At December 31, 2007 the Company had approximately $26,000,000 of net operating loss carry forwards (“NOL’s”) for federal income tax purposes, which expire in various amounts in the years 2008 through 2024.

Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	2007	2006
Allowance for doubtful accounts	$5,600	$6,000
Inventory valuation reserves	340,100	1,018,000
Compensation and employee benefits	12,200	11,000
Warranty reserve	5,700	12,000
Sale/leaseback of building	171,100	238,000
NOL’s	8,727,200	7,770,000
Other	251,700	39,000
Deferred tax asset	9,513,600	9,094,000
Deferred tax liabilities	(350,900)	(50,000)
Net deferred tax asset	9,162,700	9,044,000
Valuation allowance	(9,162,700)	(9,044,000)
Net deferred tax asset	$—	$—

The Company’s income tax provision included the following:

	2007	2006
Current expense (benefit)	$—	$—
Deferred expense	—	—
	$—	$—

The following is a reconciliation of the Company’s expected income tax expense (benefit) based on statutory rates to the actual expense (benefit):

	2007	2006
Income taxes (benefit) at US statutory rate	$(323,971)	$(469,877)
Non-deductible amortization and expenses	39,184	1,053
Deferred tax asset valuation allowance adjustment	284,787	468,824
	$—	$—

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109.

The Company paid no federal income tax during 2006 or 2007.

The Company’s investment in its foreign subsidiary is considered to be permanently invested, and no provision for U.S. federal and state income taxes on these translation adjustments has been provided.

FIN 48 – In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 Accounting for Income Taxes, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, and the initial adoption of this Statement had no impact on the Company’s financial position, results of operations or cash flows.  The tax years still open for examination by Federal and major state agencies as of December 31, 2007 are 2003 – 2006.

8.   OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

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

The Company manufactures markets and sells high technology dental products such as air abrasive equipment and curing lights as well as, tooth whitening products.  AMT markets its dental products through dealers and independent distributors to general dental practitioners and certain other dental specialists.  Internationally, the Company continues to sell its products through international distributor networks.  AMT presently markets its industrial products through independent distributors.  The reportable segments are reviewed and managed separately because selling techniques and market environments differ from selling domestically versus selling through international distributor networks.  The remaining revenues of the Company, which are reported as “Other”; represent royalty income.

The accounting policies of the business segments are consistent with those described in Note 1.

	2007	2006
Revenues:
Domestic	$2,034,116	$2,240,277
International	1,131,283	472,078
	$3,165,399	$2,712,355

Reconciliation of revenues:
Total segment revenues	$3,165,399	$2,712,355
Other	26,075	51,019
Total revenues	$3,191,474	$2,763,374

Operational earnings:
Domestic	$536,535	$466,543
International	391,178	138,512
	$927,713	$605,055

Reconciliation of operational earnings to loss from operations:
Total segment operational earnings	$927,713	$605,055
Other operational earnings	26,075	51,019
Research and development expenses	(17,596)	(67,783)
Administrative expenses	(2,100,412)	(2,137,151)
Loss from operations	$(1,164,220)	$(1,548,860)

International revenues by country:
Japan	$60,775	$145,063
Germany	145,488	47,460
The Netherlands	147,126	49,795
Canada	107,588	77,954
Taiwan	—	10,157
South Korea	51,010	9,950
Israel	14,752	12,073
England	34,528	20,194
Argentina	24,826	12,130
Singapore	186,293	—
Switzerland	16,900	—
Columbia	30,481	—
Lebanon	47,153	—
Costa Rica	26,480	—
Peru	33,536	—
Other	204,347	87,302
	$1,131,283	$472,078

Long lived assets (excluding deferred taxes):
Domestic	$89,912	$109,913
International	—	—
	$89,912	$109,913

Current assets
Domestic	$851,998	$1,438,297
International	47,120	41,922
	$899,118	$1,480,219

9.    COMMITMENTS AND CONTINGENCIES

Rental expense for operating leases in 2007 and 2006 approximated $119,048 and $86,428. respectively, which includes credits of $152,873 and $122,372 in rental expense for the recognition of the deferred gain on the sale of the building.

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

On November 20, 2006, a demand for arbitration and statement of claim was filed against the Company, alleging that the Company had breached agreements to pay the claimant royalties and consulting fees.  The original demand sought damages of $47,800.  The demand for arbitration seeks an award of $125,000.  The original demand of $47,800 is included in “other accrued expenses” in the Company’s December 2006 balance sheet.   In October 2007, a preliminary settlement was reached through arbitration in the amount of $32,500.  The settlement and release were finalized and the settlement was paid in the first quarter of 2008.

The following table summarizes AMT’s contractual lease obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	Total
Building lease, 5655 Bear Lane	257,628	265,357	273,317	68,831	—	865,133

CA office suite lease	19,600	—	—	—	—	19,600

	$277,228	$265,357	$273,317	$68,831	$—	$884,733

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.           CONTROLS AND PROCEDURES

The Company’s management, with the participation of the chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2007.  Based upon this evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective.  Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended December 31, 2007, there have been no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect these controls.

Management’s Annual Report on Internal Control Over Financial Reporting

AMT’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America.  Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal accounting officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework developed by the Committee of Sponsoring Organizations (“COSO”).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report of Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report of Form 10-KSB.

ITEM 8B.            OTHER INFORMATION

The Company was not required to disclose information on Form 8-K that it did not report on a Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

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

Name	Age	Position with the Company	Officer/Director Since
Judd D. Hoffman	33	Class II Director	2007

Gary A. Chatham	63	Class I Director	1999

William D. Maroney	70	Class III Director	1997

Bertrand R. Williams	79	Class II Director	1990

Barbara D. Woody	46	Vice President, Administration and Finance	2002

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

Barbara D. Woody was appointed Controller in December 2002 and promoted to Vice President of Administration and Finance in 2007. Prior to joining the Company, she had served as Controller for Roy Smith Shoes, Inc. and as Business Manager for Henley Healthcare, Inc.

Family Relationships

There are no family relationships among the directors and executive officers.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past five years:

(a) Had any bankruptcy petition filed by or against any business in which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Stockholder Communication with Board Members

Stockholders may communicate with directors by sending a written communication to the Board to the attention of the Secretary at our offices located at 5655 Bear Lane, Corpus Christi, Texas, 78405. All communication will be forwarded directly to the intended recipients.

Audit Committee

The Audit Committee of the Board is comprised of two independent directors, Messrs. Chatham and Maroney.  Mr. Maroney, who serves as Chairman of the Audit Committee, is qualified as an audit committee financial expert.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2007, the Company believes that all of the Company’s executive officers and directors complied with Section 16(a) reporting requirements during 2007 except that in connection with Judd Hoffman’s election as a director of the Company in November 2006, he inadvertently, at that time, failed to file with the SEC on a timely basis, Form 3.  He corrected his mistake by filing Form 3 with the SEC on April 3, 2007.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our senior officers or persons performing similar functions.

ITEM 10.             EXECUTIVE COMPENSATION

Compensation of Directors

Directors who are not officers or employees of the Company are entitled to a fee of $1,000 for each Board meeting attended and are reimbursed for expenses incurred in connection with their attendance at meetings; however no directors’ fees were paid in 2007. These fees have been waived by the directors.

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer who was the only executive officer who earned more than $100,000 in fiscal year 2007.

Summary Compensation Table

Name and principal position	Year	Salary (1) $	Bonus (1) ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non- qualified Deferred Compen- sation Earnings ($)	All other compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Judd D. Hoffman Chief Executive Officer and President	2007	$210,000	—	—	$169,540	—	—	—	$379,540

Roger Dartt Chief Executive Officer and President	2006	$250,000	—	—	—	—	—	$7,200	$257,200

(i) Includes medical insurance reimbursement for Mr. Dartt.

The following table sets forth certain information concerning unexercised stock options for each named executive officer.  There were no stock awards outstanding as of end of fiscal year 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Judd D. Hoffman	100,000	—	—	0.27	06/21/2016	—	—	—	—
Judd D. Hoffman	500,000	350,000	—	020	12/31/2017	—	—	—	—

Option Holdings

There were 950,000 unexercised outstanding options held by Mr. Hoffman as of December 31, 2007.

Employment Agreements

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

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 9, 2008, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 9, 2008.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 10,117,274 shares of common stock outstanding as of April 9, 2008 plus, for each individual, any securities that individual has the right to acquire within 60 days of April 9, 2008.

Name and Address	Number of Common Shares		Percent of Class
Irene M. Myers 29877 Telegraph Road Southfield, MI 48034	945,337	(1)	8.3%
Robert Hayman 8550 Higuera Street Culver City, CA 90232	890,536		7.8%
Michael F. Radner 16500 North Park Dr., # 1507 Southfield, MI 48075	532,601		4.7%
Charles A. Nichols 5655 Bear Lane Corpus Christi, TX 78405	751,710	(2)	6.6%
William D. Maroney 5655 Bear Lane Corpus Christi, Texas 78405	911,765	(3)	8.0%
Bertrand R. Williams, Sr. 5655 Bear Lane Corpus Christi, TX 78405	258,769	(4)	2.3%
Gary Chatham 5655 Bear Lane Corpus Christi, TX	6,937	(5)	*
Judd D. Hoffman 5655 Bear Lane Corpus Christi, TX	455,000	(6)	4.0%
Discus Dental Holdings 8550 Higuera St. Culver City, CA 90232	833,336	(7)	7.3%
All current executive officers and directors as a group (6 persons)	1,627,471	(8)	14,3%

* Less than one percent.

(1)           Includes 459,047 shares owned by the Irene M. Myers Revocable Trust and 486,290 shares owned by the William D. Myers Irrevocable Marital Trust. Mrs. Myers as trustee for both of those trusts has voting and dispositive power with respect to all of those shares.

(2)           Includes 1,248 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, 2,000 shares of Common Stock owned by Mr. Nichols’ wife, and 350,000 shares of Common Stock owned jointly with Mrs. Nichols, as to both of which Mr. Nichols shares voting and dispositive power.  Mr. Nichols served as a director of the Company until his passing in March 2008.

(3)           Includes 1,248 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, 308,666 shares of Common Stock and 500,000 shares of Common Stock  owned by Mr. Maroney’s wife, and 7,692 shares owned jointly by Mr. and Mrs. Maroney, as to which Mr. Maroney shares voting and dispositive power.

(4)           Includes 1,248 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants, and 100,423 shares owned by a family trust for which Mr. Williams is the trustee.

(5)           Includes 936 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants.

(6)           Includes 450,000 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants

(7)           Includes 833,336 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants

(8)           Includes 453,432 shares of Common Stock purchasable within 60 days pursuant to the exercise of options or warrants.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Item 10 – Executive Compensation – Employment Agreements” for a description of the employment agreements between the Company and Mr. Hoffman.

Also, see Item 1 – Description of Business, above, under the sections labeled License Agreement, Manufacturing Agreement, Option Agreement and Registration Rights Agreement.  These agreements were entered into by the Company with affiliates of Discus Dental Holdings, Inc. (“Discus”).  Robert Hayman is an officer, director and major shareholder of Discus and is also the owner of 7.8% of the common stock of the Company.  See also Item2 – Description of Property, above, describing a transaction in which Sepulveda Group, LLC, an affiliate of Discus, acquired the Company’s property, and in connection therewith leased back the property to the Company.

ITEM 13.                EXHIBITS

The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company incurred aggregate professional fees to its auditor, Hein & Associates LLP (“Hein”) in the amount of $77,600 for the 2007 audit and $76,500 for the 2006 audit.

Tax Fees. The Company incurred $19,881 in fees to Hein during 2007 and $10,259 in fees to Hein during 2006, for tax compliance, tax advice and tax planning, composed primarily of tax preparation services.

The Audit Committee considered whether the provision of these services was compatible with maintaining its independence of Hein as the Company’s principal independent registered public accounting firm. All of the non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corpus Christi, State of Texas, on the 10th day of April, 2008.

AMERICAN MEDICAL TECHNOLOGIES, INC.

/s/ Judd D. Hoffman
Judd D. Hoffman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the same date as above.

/s/ Judd D. Hoffman
Judd D. Hoffman	President and Director (Chief Executive Officer)

/s/ Barbara Woody
Barbara Woody	Vice President, Admin. and Finance (Principal Accounting Officer)

/s/ Gary A. Chatham
Gary A. Chatham	Director

/s/ William D. Maroney
William D. Maroney	Director

/s/ Bertrand R. Williams, Sr.
Bertrand R. Williams, Sr.	Director

Exhibit Index

3.1	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005 (Form 10-Q for the quarter ended June 30, 2005)

4.1	Amendment Agreement with Aimee Maroney effective as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.2	Agreement to Assign Lien and Release Claims with Aimee Maroney and Value Bank Texas dated as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.3	Promissory Note issued to Texas State Bank dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.4	Deed of Trust granted to Paul S. Moxley, Trustee for Texas State Bank, dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.5	Stock Purchase Warrant dated April 11, 2006 for 2,300,000 shares issued to Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

4.6	Put and Call Option Agreement dated April 11, 2006 between Discus Holdings, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

4.7	Registration Rights Agreement dated April 11, 2006 between American Medical Technologies, Inc. and Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

10.1	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2	Stock Option Plan for Employees (Registration No. 33-40140)

10.3	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4	American Medical Technologies, Inc. 2005 Stock Option Plan (Form 10-Q for the quarter ended June 30, 2005)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.5	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing Agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended September 30, 2004)

10.12	Exclusive License Agreement dated April 11, 2006 between Discus Holdings, Inc., Spectrum Dental, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.13	Manufacturing Agreement dated April 11, 2006 between Westside Packaging, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.14	Commercial Contract — Improved Realty dated April 11, 2006 between American Medical Technologies, Inc. and The Sepulveda Group, LLC (Form 10-KSB for year ended December 31, 2005)

10.15	Lease dated April 11, 2006 between The Sepulveda Group, LLC and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.16	Standstill Agreement dated February 1, 2007

10.17	First Amendment to the Put and Call Option Agreement dated April 10, 2007

10.18	Employment Agreement dated effective as of January 1, 2007, between American Medical Technologies, Inc. and Judd D. Hoffman

21	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

31.1*	Certification of Judd D. Hoffman, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2*	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32*	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*             Filed herewith