Form 10-Q
period 2008-03-31
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2008-05-15
CIK 874388

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-19195

AMERICAN MEDICAL TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-2905258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5655 Bear Lane, Corpus Christi, Texas	78405
(Address of Principal Executive Offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (361) 289-1145

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒       No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 8, 2008
$0.04 par value	10,225,976 Shares

AMERICAN MEDICAL TECHNOLOGIES, INC.

REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,771	$20,369
Restricted certificate of deposit	314,692	313,950
Accounts receivable, less allowance of approximately $10,200 at March 2008 and $16,500 at December 2007	204,516	272,113
Inventories, net	148,756	133,829
Prepaid expenses and other current assets	212,220	158,857
Total current assets	900,955	899,118

PROPERTY AND EQUIPMENT, net	79,829	89,912

INTANGIBLE ASSETS, net	808,391	849,030

Total assets	$1,789,175	$1,838,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Line of credit	$590,000	$500,000
Accounts payable	732,509	672,712
Compensation and employee benefits	42,074	48,236
Accrued restructuring costs	65,892	65,892
Warrants subject to registration rights	274,655	449,410
Other accrued liabilities	64,406	110,392
Total current liabilities	1,769,536	1,846,642

LONG-TERM LIABILITIES:
Deferred gain on sale of building	480,802	503,202
Total long-term liabilities	480,802	503,202

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred Stock, authorized 9,425,000 shares, none outstanding	—	—
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 10,225,976 and 10,117,274 respectively	409,039	404,691
Additional paid-in capital	43,830,882	43,790,539
Accumulated deficit	(44,701,084)	(44,707,014)
Total stockholders’ deficit	(461,163)	(511,784)
Total liabilities and stockholders’ deficit	$1,789,175	$1,838,060

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUES	$636,295	$855,118

ROYALTIES	3,614	6,063
	639,909	861,181
COST OF SALES	193,480	308,909
Gross profit	446,429	552,272

COST AND EXPENSES:
Selling, general and administration	637,288	770,596
Research and development	—	9,212
Loss from operations	(190,859)	(227,536)

OTHER INCOME (EXPENSES):
Net realized and unrealized gains on investments	742	800
Gain on sale of machinery	—	76,101
Other income	29,369	42,893
Change in fair value of warrant	174,755	(574,974)
Interest income	—	1,664
Interest expense	(9,421)	(11,666)
Total other income(expenses)	195,445	(465,182)

Net income (loss)	$4,586	$(692,718)

Basic and diluted earnings per common share	$0.00	$(0.08)

Weighted number of shares issued	10,166,250	8,189,306

See accompanying notes to consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$4,586	$(692,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11,154	12,941
Amortization	40,639	27,718
Provision for slow-moving inventory	(37,408)	19,326
Provision of doubtful accounts	(6,312)	13,219
Gain on sale of machinery	—	(76,101)
Gain recognized on sale of building	(38,219)	(38,218)
Net realized and unrealized gains on investments	(742)	800
Expense related to option grants	18,603	38,067
Change in fair value of warrant	(174,755)	574,974
Expense related to stock compensation	26,088	—
Total other operating activities	(160,952)	572,726

Changes in operating assets and liabilities:
Accounts receivable	73,908	(2,138)
Inventories	22,481	(36,263)
Prepaid expenses and other current assets	(53,363)	(80,769)
Accounts payable	59,798	133,564
Compensation and employee benefits	(6,162)	(63,686)
Other accrued liabilities	(45,986)	30,394
Deferred income	15,819
Net cash used in operating activities	(89,871)	(138,890)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,071)	(4,768)
Proceeds from sale of machinery	—	76,300
Sales and maturities of government securities	—	51,161
Net cash (used) provided by investing activities	(1,071)	122,693

FINANCING ACTIVITIES:
Proceeds from line of credit	90,000	120,000
Net cash provided by financing activities	90,000	120,000

Net increase(decrease) in cash and cash equivalents	(942)	103,803
Effect of exchange rates on cash	1,344	—
Increase in cash and cash equivalents	402	103,803

CASH and cash equivalents, at beginning of period	20,369	65,821

CASH and cash equivalents, at end of period	$20,771	$169,624

See accompanying notes to consolidated financial statements.

American Medical Technologies, Inc.

Notes to Interim Consolidated Financial Statements

1.     Basis of Presentation and Other Accounting Information

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Medical Technologies, Inc. (the “Company” or “AMT”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and with the presumption that the Company will continue as a going concern. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The accompanying unaudited  condensed consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Liquidity

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net income/(loss) attributable to common shareholders of $4,586 and ($692,718) for the three month periods ended March 31, 2008 and March 31, 2007, respectively.  The Company’s recurring losses from operations and the Company’s total liabilities exceeding its total assets raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company believes that the increases in revenue and gross margin due to the addition of new product line representations and additional funds available from the line of credit will alleviate the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made.

Inventories

Inventories consist of the following:

	March 31 2008	December 31 2007
Finished goods	$70,061	$55,273
Raw materials, parts and supplies	78,695	78,556
Total inventory net of reserve	$148,756	$133,829

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage. The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.

The Company recorded a $37,408 decrease to the reserve for the three months ended March 31, 2008 and a $19,326 increase to the reserve for the three months ended March 31, 2007.  The Company’s reserve for slow moving inventory was approximately $967,000 at March 31, 2008 and $1,505,000 at March 31, 2007.  The valuation allowance could change materially, either up or down, if actual parts usage in future years is materially different than the usage projected at March 31, 2008; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended March 31
	2008	2007

Net income(loss) available to common stockholders	$4,586	$(692,718)

Numerator for basic and diluted earnings per share	4,586	(692,718)

Denominator for basic earnings per share – weighted average shares	10,166,250	8,189,306

Dilutive potential common shares:	—	—

Denominator for diluted earnings per share – adjusted weighted-average shares after assuming conversion	10,166,250	8,189,306

Basic and diluted earnings per common share available to common stockholders	$0.00	$(0.08)

Potentially dilutive securities include options and warrants.  As of March 31, 2008 there were no potentially dilutive securities.  As of March 31, 2007 there were approximately 654,000 shares issuable in connection with these potentially dilutive securities.  The potentially dilutive securities were excluded from the computations of diluted net loss per share for March 31, 2007 because their effect would have been antidilutive.  The computation of diluted earnings per share for March 31, 2007 excludes the effect of assuming the conversion of the 400,000 shares of Preferred Stock which were convertible for two and one-half shares of common stock because the effect would have been antidilutive.

Fair Value Measurement – We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis.  In February 2008, the FASB issues FSP 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities.  Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 affects the Company in the fair value measurement of the commodity and interest rate derivative positions which must be classified in one of the following categories:

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable, for an asset or liability.  This includes:  quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from our corroborated by observable market data by correlation or other means.

Level 3 Inputs

These are unobservable inputs for the asset or liability which require the Company’s own assumptions.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of March 31, 2008:

	Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities	$—	$274,655	$—	$274,655
Total	$—	$274,655	$—	$274,655

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

In accordance with the provisions of SFAS No. 123(R), there was $18,603 in stock based compensation expense recorded in the three months ended March 31, 2008.

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

As of March 31, 2008 there was $108,824 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan.

The Company’s nonvested share options as of December 31, 2007 and changes during the three months ended March 31, 2008, is summarized as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	688,000	$0.22
Granted	—	$—
Vested	(77,000)	$0.29
Forfeited	(1,000)	$0.20
Nonvested at March 31, 2008	610,000	$0.21

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,142,680	$0.22		8.95	—
Exercisable at December 31,2007	454,680	0.23		8.83	—

Options granted	—	—
Options exercised	—	—
Options canceled	(1,000)	0.20	200

Outstanding at March 31, 2008	1,141,680	0.22		8.70	—
Exercisable at March 31, 2008	531,680	0.24		8.62	—

3.        2007 Equity Incentive Plan

In July 2007, the Company adopted the 2007 Equity Incentive Plan (“Equity Plan”).  The Equity Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units and Performance Shares to employees, consultants and directors.  The purpose of the Equity Plan is to promote the success and  to enhance the value of the Company by aligning the interest of Participants with those of the Company’s shareholders, to provide flexibility to the Company in its ability to motivate, attract, and retain the services of outstanding individuals, upon whose judgment, interest, and special effort the success of the Company is largely dependent.   When the Equity Plan was implemented there were 1,000,000 common shares available to be granted under the Equity Plan.  In the three months ended March 31, 2008, a total of 108,702 performance unit shares had been granted under the Equity Plan to legal consultants of the Company.  The $26,088 expense is included in other professional fees.

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended March 31
	2008	2007
Revenues
Domestic	$413,576	$557,830
International	222,719	297,288
	$636,295	$855,118

Reconciliation of revenues:
Total segment revenues	$636,295	$855,118
Other	3,614	6,063
Total revenues	$639,909	$861,181

Operational earnings:
Domestic	$226,602	$237,665
International	26,356	103,330
	$252,958	$340,995

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$252,958	$340,995
Other operational earnings	3,614	6,063
Research & development Expense	—	(9,212)
Administrative expenses	(447,431)	(565,382)
Loss from operations	$(190,859)	$(227,536)

International revenues by country:
Japan	$23,433	$12,773
England	3,401	13,112
The Netherlands	12,006	65,758
Singapore	13,715	36,735
Switzerland	—	16,900
Argentina	1,492	11,882
Germany	44,155	3,546
Korea	15,060	3,072
Lebanon	20,938	—
Costa Rica	3,330	13,335
Peru	8,235	6,319
Canada	29,242	65,758
Other	47,712	48,098
	$222,719	$297,288

	March 31, 2008	December 31, 2008
Long lived assets
Domestic	$79,829	$89,912
International	—	—
	$79,829	$89,912

5.             Comprehensive Income

Total comprehensive income, net of the related estimated tax, was $5,930 for the three months ended March 31, 2008.  The components of other comprehensive loss for 2008 are net loss and foreign currency translation.

6.             Line of Credit

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 6.25% as of March 31,2008.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date of the line being extended to February 2008.   In January 2008, the Company renewed the secured line of credit agreement. The terms of the original line of credit remained the same with the exception of the payment date which was extended to January 2009.  The balance outstanding was $590,000 at March 31, 2008.

7.             Income Taxes

FIN 48 - In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 “Accounting for Income Taxes”, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, and the initial adoption of this Statement had no material impact on the Company’s financial position, results of operations or cash flows.  The tax years still open for examination by Federal and major state agencies as of March 31, 2008 are 2003 – 2006.

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

9.             Other Events

Detailer Agreement – Dent’NCo  On March 20, 2008 the Company entered into a three year Authorized Detailer Agreement with Dent’NCo, a French company, under which the Company became an authorized broker and detailer of Dent’NCo’s Flexiwhite Tooth Whitening Light and related accessories.  The Company was appointed as an exclusive authorized detailer in certain international markets.  In consideration of the Company’s efforts to develop and retain an international dealer network, Dent’NCo will pay the Company monthly commission for all products sold in the AMT managed territory during the agreement period.

License Agreement – Sheervision, Inc.  On October 24, 2007, the Company entered into a one year Authorized Detailer Agreement with Sheervision, Inc. (“Sheervision”), a Delaware corporation, under which the Company became an authorized broker and detailer of Sheervision’s Firefly Infinity LED Headlight and all related accessories.  The agreement will be renewed for an additional one or two year period in 2008.  The Company was appointed as an exclusive authorized detailer in certain international markets and as a non-exclusive authorized detailer in Sheervision’s retained territory, excluding the United States of America.  In consideration of the Company’s efforts to develop and retain an international dealer network, Sheervision will pay the Company a monthly management fee during the first four months of the agreement and a commission for all products sold in the AMT managed territory during the agreement period.

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

The Black-Scholes option pricing model was used to determine the fair value of the options issued to CrownBeav with the following assumptions:  risk free interest rate of 4.54%; dividend yield of 0%; volatility factors of 139%, the expected market price of the Company’s common shares over the estimated life of the option of 3.5 years.  The resulting fair value of the call option was $341,726.  The option grant vests on April 1, 2009.  The option agreement includes a guaranteed trading price of $0.40 per share for the 30-day period prior to vesting.  Additional options will be granted for the difference if the market price is below $0.40 during the 30-day period.  The Black-Scholes option pricing model was used to determine the fair value of the option guarantee issued to CrownBeav with the following assumptions:  risk free interest rate of 4.60%; dividend yield of 0%; volatility factors of 100%, the expected market price of the Company’s common shares over the guarantee period of 2 years.  The resulting fair value of the put option was $185,000.  The $526,726 fair market value of the option (combination of call and put) was capitalized as an intangible asset and is being recognized as a licensing fee over the 10 year period of the license.

10.           Subsequent Event

On May 9, 2008, the building at 5655 Bear Lane, Corpus Christi, Texas was sold by Bear Street Associates (“Bear Street”, formerly Supulveda Group) and the lease between Bear Street and AMT was terminated.  In consideration of the early lease termination, AMT entered into an agreement to pay $250,000 over a 10 month period beginning in June 2008.  The Company expects to negotiate a lease for a portion of the building with the new owner and to continue operations at this facility.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2008 Annual Report on Form 10-KSB.

Results of Operations

The Company had revenues of $636,295 for the three months ended March 31, 2008 compared to $855,118 for the same period in 2007, a decrease of 26%.  For the three month period, domestic revenues decreased 26%, while international revenues decreased 25%.  The decrease in revenues is primarily attributable to a $130,000 decrease in sales of the Spectrum product line due to a major distributor placing a large order in the fourth quarter 2007 in anticipation of a January 2008 price increase and a $60,400 decrease in the sales of parts and repairs due to the historical decrease in sales of equipment. Additionally, the three month period ended March 31, 2007 included a $44,000 sale of inventory previously included in the Company’s inventory reserve.  These decreases were partially offset by $33,400 in commission earned from the DirectCrown product line added in April 2007.  The Company expects the continued decrease in revenues for parts and repairs and increases in the revenues for Spectrum, DirectCrown and other recently added brokered product lines.

Additionally, royalties decreased $2,449 for the three months ended March 31, 2008.

Gross profit as a percentage of revenues was 70% for the three month period ended March 31, 2008 compared to 65% for the same period in 2007.  The increase in gross profit is primarily attributable the sale or use of inventory previously included in the Company’s inventory reserve which resulted in a $37,400 decrease in the inventory valuation allowance.  Additionally, a portion of the increase in gross profit is related to the addition of the DirectCrown product line revenues received as commissions.

Selling, general and administrative expenses were $637,288 for the three month period ended March 31, 2008 compared to $770,596 for the same period in 2007, a decrease of 17%.  The decrease is primarily attributable to a $112,700 decrease in payroll expense due to $77,000 in expenses related to a stock grant in 2007; a $9,200 decrease in show expenses as a result of AMT’s distributors representing the Company’s product lines at shows on the Company’s behalf; a $11,300 decrease in other professional fees as a result of litigation settled in 2007 and a $17,600 decrease in other expenses.  These decreases were partially offset by a $12,800 increase in marketing expense and $12,500 in insurance expense.  The Company is diligently working to continue to reduce selling, general and administrative expenses.

There were no research and development expenses in the three month period ended March 31, 2008 compared to $9,212 for the same period on 2007.  The Company does not anticipate the development of new product lines for manufacturing.

Other income was $29,369 for the three month period ended March 31, 2008 compared to $42,895 for the same period in 2007.  The decrease in other income is primarily attributable to a decrease in fees received for consulting services.  The Company does not expect additional fees for consulting services for the remainder of 2008.

Liquidity and Capital Resources

The Company’s operating activities used $89,871 for the three month period ended March 31, 2008.

The Company’s investing activities used $1,071 for the three month period ended March 31, 2008.

The Company’s financing activities provided $90,000 for the three month period ended March 31, 2008 in funds received from the Company’s line of credit with Texas State Bank.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The interest rate on the line of credit was 6.25% as of March 31, 2008.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  The Company borrowed an additional $100,000 against the line of credit in December 2006.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as collateral.  In January 2008, the Company renewed  the secured line of credit agreement. The terms of the original line of credit remained the same with the exception of the payment date which was extended to January 2009.

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

The fair value of the warrants issued to Discus is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on March 31, 2008:  risk free interest rate of 2.46%; dividend yield of 0%; volatility factors of 258%, the expected market price of the Company’s common shares over the estimated life of the warrant of 6.5 years.  The calculated fair value of the warrant as of December 31, 2007 was $449,412.  The calculated fair value of the warrant on the grant date was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the vesting period of five years.

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

On March 20, 2008 the Company entered into a three year Authorized Detailer Agreement with Dent’NCo, a French company, under which the Company became an authorized broker and detailer of Dent’NCo’s Flexiwhite Tooth Whitening Light and related accessories.  The Company was appointed as an exclusive authorized detailer in certain international markets.  In consideration of the Company’s efforts to develop and retain an international dealer network, Dent’NCo will pay the Company monthly commission for all products sold in the AMT managed territory during the agreement period.

The Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines and the expansion related to the representation of additional lines of dental products.  While the Company has identified additional product lines and has ongoing dialogs with dental product manufacturers, there can be no assurance that the Company will be successful in finalizing the contract for representation of these products or that the Company will be successful in generating a positive operational cash flow.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None required.

ITEM 4T   CONTROLS AND PROCEDURES

The Company’s management, with the participation of the chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 under the Exchange Act) as of March 31, 2008.  Based upon this evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective.  Subsequent to the evaluation and through the date of this filing of Form 10-Q for the three month period ended March 31, 2008, there have been no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) or in any other factors that could significantly affect these controls.

PART II    OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  As of March 31, 2008, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in material adverse change in our business properties or financial condition.  However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.  We estimate the amount of potential exposure it may have with respect to litigation claims and assessments.

ITEM 1A      RISK FACTORS

Not required

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5         OTHER INFORMATION

None

ITEM 6         EXHIBITS

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

American Medical Technologies, Inc.

Date: May 15, 2008	/s/ Judd D. Hoffman
Judd D. Hoffman
President and Chief Executive Officer

Date: May 15, 2008	/s/ Barbara Woody
Barbara Woody
Vice President of Administration and Finance, and principal accounting officer