Form 10-Q
period 2008-06-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2008-08-13
CIK 874388

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 11, 2008
$0.04 par value	10,389,306 Shares

AMERICAN MEDICAL TECHNOLOGIES, INC.

REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,708	$20,369
Restricted certificate of deposit	319,955	313,950
Accounts receivable, less allowance of approximately $10,500 at June 2008 and $16,500 at December 2007	217,956	272,113
Inventories, net	137,602	133,829
Prepaid expenses and other current assets	202,127	158,857
Total current assets	972,348	899,118

PROPERTY AND EQUIPMENT, net	69,569	89,912

INTANGIBLE ASSETS, net	767,750	849,030

Total assets	$1,809,667	$1,838,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Line of credit	$630,000	$500,000
Bear Street note	225,000	—
Accounts payable	746,158	672,712
Compensation and employee benefits	45,735	48,236
Accrued restructuring costs	65,892	65,892
Warrants subject to registration rights	274,512	449,410
Other accrued liabilities	48,279	110,392
Total current liabilities	2,035,576	1,846,642

LONG-TERM LIABILITIES:
Deferred gain on sale of building	—	503,202
Deferred revenues	30,677	—
Total long-term liabilities	30,677	503,202

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred Stock, authorized 9,425,000 shares, none outstanding	—	—
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 10,389,306 and 10,117,274 respectively	415,572	404,691
Additional paid-in capital	43,859,547	43,790,539
Accumulated deficit	(44,531,705)	(44,707,014)
Total stockholders’ deficit	(256,586)	(511,784)
Total liabilities and stockholders’ deficit	$1,809,667	$1,838,060

See accompanying notes to condensed consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Revenues	$687,826	$827,473	$1,324,121	$1,682,591
Royalties	8,942	—	12,556	6,063
	696,768	827,473	1,336,677	1,688,654

Cost of sales	227,052	314,422	420,531	623,331
Gross profit	469,716	513,051	916,146	1,065,323

Selling, general and administrative	524,029	671,375	1,161,318	1,441,971
Research and development	—	1,634	—	10,846
Loss from operations	(54,313)	(159,958)	(245,172)	(387,494)

Other income (expenses)
Net realized and unrealized gains on investments	5,263	314	6,005	1,114
Other income	229,640	59,308	259,009	102,201
Gain on sale of machinery	—	—	—	76,101
Change in fair value of warrant subject to registration rights	143	50,721	174,898	(524,253)
Interest expense	(11,335)	(13,762)	(20,756)	(25,428)
Interest income	—	8,429	—	10,093

Net income (loss)	$169,398	$(54,948)	$173,984	$(747,666)

Basic earnings per common share	$0.02	$(0.01)	$0.02	$(0.09)

Diluted earnings per common share	$0.02	$(0.01)	$0.02	$(0.09)

Weighted average shares, basic and diluted	10,294,180	8,189,306	10,230,215	8,189,306

See accompanying notes to condensed consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$173,984	$(747,666)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,763	25,920
Amortization	81,280	69,101
Provision for slow-moving inventory	(54,416)	21,681
Provision of doubtful accounts	(5,993)	13,219
Gain on sale of machinery	—	(76,101)
Gain recognized on sale of building	(503,202)	(76,436)
Net realized and unrealized gains on investments	(6,005)	(4,311)
Net loss on disposal of asset	2,976	609
Expense related to option grants	32,568	56,220
Change in fair value of warrant	(174,898)	524,253
Expense related to stock compensation	47,321	—
Total other operating activities	(558,606)	554,155

Changes in operating assets and liabilities:
Accounts receivable	60,150	1,917
Inventories	50,643	18,126
Prepaid expenses and other current assets	(43,270)	(108,816)
Accounts payable	73,447	107,978
Compensation and employee benefits	(2,502)	(64,280)
Bear Street Note	225,000	—
Other accrued liabilities	(62,113)	50,351
Deferred income	30,677	—
Net cash used in operating activities	(52,590)	(188,235)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,396)	(14,283)
Proceeds from sale of machinery	—	76,300
Sales and maturities of government securities	—	181,724
Net cash (used) provided by investing activities	(4,396)	243,741

FINANCING ACTIVITIES:
Proceeds from line of credit	130,000	120,000
Net cash provided by financing activities	130,000	120,000

Net increase in cash and cash equivalents	73,014	175,506
Effect of exchange rates on cash	1,325	587
Increase in cash and cash equivalents	74,339	176,093

CASH and cash equivalents, at beginning of period	20,369	65,821

CASH and cash equivalents, at end of period	$94,708	$241,914

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of options for license fee	—	$526,726

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Liquidity

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred an operating loss of ($245,172) and ($387,494) for the six month periods ended June 30, 2008 and June 30, 2007, respectively.  The Company’s recurring losses from operations and the Company’s total liabilities exceeding its total assets raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company believes that increases in revenue and gross margin due to the addition of new product line representations and additional funds available from the line of credit will alleviate the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made.

Inventories

Inventories consist of the following:

	June 30 2008	December 31 2007
Finished goods	$81,767	$55,273
Raw materials, parts and supplies	55,835	78,556
Total inventory net of reserve	$137,602	$133,829

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.

The Company recorded a $54,416 decrease to the reserve for the six months ended June 30, 2008.  The Company’s reserve for slow moving inventory was approximately $937,000 at June 30, 2008.  The valuation allowance could change materially, either up or down, if actual parts usage in future years is materially different than the usage projected at June 30, 2008; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net income (loss) available to common stockholders	$169,398	$(54,948)	$173,984	$(747,666)

Numerator for basic and diluted earnings per share	169,398	(54,948)	173,984	(747,666)

Denominator for basic earnings per share – weighted average shares	10,294,180	8,189,306	10,230,215	8,189,306

Dilutive potential common shares:	—	—	—	—

Denominator for diluted earnings per share – adjusted weighted-average shares after assuming conversion	10,294,180	8,189,306	10,230,215	8,189,306

Basic and diluted earnings per common share available to common stockholders	$0.02	$(0.01)	$0.02	$(0.09)

Potentially dilutive securities include options and warrants.  For the periods ended June 30, 2008 and June 30, 2007 there were approximately 4,721,680 and 5,196,928 shares respectively issuable in connection with these potentially dilutive securities.  The potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for each period because their effect would have been antidilutive.  The computation of diluted earnings per share for June 30, 2007 excludes the effect of assuming the conversion of the 400,000 shares of Preferred Stock which were convertible for two and one-half shares of common stock because the effect would have been antidilutive.

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

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of June 30, 2008:

	Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities (Warrants subject to registration rights)	$—	$274,512	$—	$274,512
Total	$—	$274,512	$—	$274,512

Reclassification -  Certain amounts in the prior year have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on the previously reported net loss.

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

In accordance with the provisions of SFAS No. 123(R), there was $13,965 and $32,568 in stock based compensation expense recorded in the three and six months ended June 30, 2008.

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

As of June 30, 2008 there was $77,805 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan.

The Company’s nonvested share options as of March 31, 2008 and changes during the three months ended June 30, 2008, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at March 31, 2008	610,000	$0.21
Granted	—	$—
Vested	—	$—
Forfeited	(70,000)	$0.29
Nonvested at June 30, 2008	540,000	$0.20

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	1,141,680	$0.22		8.70	—
Exercisable at March 31, 2008	531,680	0.24		8.62	—

Options granted	—	—
Options exercised	—	—
Options canceled	(70,000)	0.29	20,600

Outstanding at June 30, 2008	1,071,680	0.22	8.44		—
Exercisable at June 30, 2008	531,680	0.24	8.37		—

3.     2007 Equity Incentive Plan

In July 2007, the Company adopted the 2007 Equity Incentive Plan (“Equity Plan”).  The Equity Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units and Performance Shares to employees, consultants and directors.  The purpose of the Equity Plan is to promote the success and to enhance the value of the Company by aligning the interest of Participants with those of the Company’s shareholders, to provide flexibility to the Company in its ability to motivate, attract, and retain the services of outstanding individuals, upon whose judgment, interest, and special effort the success of the Company is largely dependent.  When the Equity Plan was implemented there were 1,000,000 common shares available to be granted under the Equity Plan.  In the three months ended June 30, 2008, a total of 163,330 performance unit shares had been granted under the Equity Plan to legal consultants of the Company.  The $23,233 expense is included in other professional fees.

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues
Domestic	$522,103	$576,042	$935,679	$1,133,872
International	165,723	251,431	388,442	548,719
	$687,826	$827,473	$1,324,121	$1,682,591
Reconciliation of revenues:
Total segment revenues	$687,826	$827,473	$1,324,121	$1,682,591
Other	8,942	—	12,556	6,063
Total revenues	$696,768	$827,473	$1,336,677	$1,688,654

Operational earnings:
Domestic	$275,203	$298,119	$501,805	$535,784
International	31,567	39,547	57,923	142,877
	$306,770	$337,666	$559,728	$678,661

Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$306,770	$337,666	$559,728	$678,661
Other operational earnings	8,942	—	12,556	6,063
Research & development Expense	—	(1,634)	—	(10,846)
Administrative expenses	(370,025)	(495,990)	(817,456)	(1,061,372)
Loss from operations	$(54,313)	$(159,958)	$(245,172)	$(387,494)

International revenues by country:
Japan	$9,113	$21,068	$32,546	$33,841
England	1,292	5,419	4,693	18,531
The Netherlands	13,325	20,236	25,331	85,994
Singapore	1,162	96,545	14,877	133,280
Switzerland	—	—	—	16,900
Korea	4,553	—	19,613	—
Lebanon	20,080	—	41,018	—
Argentina	4,588	$6,736	6,080	18,618
Germany	8,145	19,350	52,300	19,350
Israel	14,395	—	14,395	—
Costa Rica	1,415	6,945	4,745	20,280
Peru	—	21,869	8,235	21,869
Canada	32,094	24,589	61,336	50,113
Other	55,561	28,674	103,273	129,943
	$165,723	$251,431	$388,442	$548,719

June 30, 2008
Long-lived assets:
Domestic	$837,319
International	—
$837,319

5.     Comprehensive Income

Total comprehensive income, net of the related estimated tax, was $169,379 and $175,309 for the three and six month periods ended June 30, 2008.  The components of other comprehensive loss for 2008 are net loss and foreign currency translation.

6.     Line of Credit

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date  being extended to February 2008.  In January 2008, the Company renewed the secured line of credit agreement.  The terms of the original line of credit remained the same with the exception of the payment date which was extended to January 2009.  The interest rate on the line of credit was 6.0% as of June 30, 2008.  The balance outstanding was $630,000 at June 30, 2008.

7.     Income Taxes

FIN 48 - In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 “Accounting for Income Taxes”, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, and the initial adoption of this Statement had no material impact on the Company’s financial position, results of operations or cash flows.  The tax years still open for examination by Federal and major state agencies as of June 30, 2008 are 2003 – 2006.

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

On May 9, 2008, the building at 5655 Bear Lane, Corpus Christi, Texas was sold by Bear Street Associates LLC (“Bear Street”, formerly Sepulveda Group) and the lease between Bear Street and AMT was terminated.  In consideration of the early lease termination, AMT entered into an agreement to pay $250,000 over a 10 month period beginning in June 2008.  The Company fully recognized the deferred gain on the 2006 sale of the building and the lease termination fee in other income in the quarter ended June 30, 2008.  The recognized gain offset by the lease termination fee is recorded in other income.  The Company entered into three year lease agreement with WTF Properties LLC effective May 9, 2008 and will continue to occupy a portion of the building.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances.  There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The policies the Company believes to be the most sensitive to estimates and judgments are described in Item 7 of the Company’s 2007 Annual Report on Form 10-KSB.

Results of Operations

The Company had revenues of $687,826 for the three month period ended June 30, 2008 compared to $827,473 for the same period in 2007, a decrease of 17%.  For the three month period ended June 30, 2008, domestic revenues decreased 9% and international revenues decreased 34% compared to the same period in 2007.  The decrease in revenues included a $110,000 decrease in the industrial product line due to two international orders totaling $95,000 in 2007.  Additionally, 2007 included a $50,000 sale of inventory previously included in the inventory reserve.  Revenues for parts and repairs decreased approximately $33,800 which is related to the historical decrease in equipment sales.  The decreases in revenues were partially offset by a $32,800 increase in KCP revenues and a $26,700 increase in PAC revenues for an international sale in the period ended June 30, 2008.

The Company had revenues of $1,324,121 for the six month period ended June 30, 2008 compared to $1,682,591 for the same period in 2007, a decrease of 21%.  For the six month period ended June 30, 2008, domestic revenues decreased 17% and international revenues decreased 29% compared to the same period in 2007.  The decrease in revenues included a $127,900 decrease in revenues in the industrial product line, primarily due to two international orders totaling $95,000 in 2007.  For the six month period ended June 30, 2008 the Company experienced a $149,400 decrease in Spectrum product line sales primarily due to underperformance in Latin America, the transition of sales through a master distributor to smaller distributors in Europe and changes in distribution in Asia.  Revenues for parts and repairs decreased $94,200 which is related to the historical decrease in equipment sales.  Additionally, the period in 2007 included $94,000 in sales of inventory previously included in the inventory reserve.  The decreases in revenues were partially offset by a $33,900 increase PAC product line revenues and a $49,000 increase in Direct Crown product line that was added in April 2007.

The Company anticipates a continued decrease in the sale of parts and repairs and an increase in revenues for DirectCrown and other recently added brokered product lines.  The Company is actively pursuing new international distributors for its Spectrum tooth whitening product line and expects an increase in revenues.

Additionally, royalties were $8,942 and $12,556 for the three and six month periods ended June 30, 2008 compared to $0 and $6,063 for the same periods in 2007.

Gross profit as a percentage of revenues was 68% and 69% for the three and six month periods ended June 30, 2008 compared to 62% and 63% for the same periods in 2007.  The increase in gross profit for the three and six month periods ended June 30, 2008 was primarily attributable to the sale and use of approximately $17,900  and  $37,800 in inventory previously included in the inventory valuation allowance.  Additionally, gross profit increased in the PAC product line and due to revenues received as commissions on brokered product lines.  These increases were partially offset by the sale of $94,000 in inventory previously included in the reserve in 2007.  The Company expects the gross profit to continue to increase as additional inventory included in the inventory valuation allowance is used or sold and with the continued growth in revenues from brokered product lines.

Selling, general and administrative expenses were $524,029 and 1,161,318 for the three and six month periods ended June 30, 2008 compared to $671,375 and $1,441,971 for the same periods in 2007, a decrease of 22% and 19% respectively.  Payroll expense decreased $113,400 for the six month period ended June 30, 2008 due to changes in personnel.  Marketing expenses decreased $25,000 and $12,200 for the three and six month periods ended June 30, 2008 when compared to the same periods in 2007.  This decrease is primarily attributable to limited international marketing travel in 2008.  Other professional fees decreased $67,300 and $78,600 for the three and six month periods ended June 30, 2008 compared to the same periods in 2007.  These decreases are primarily attributable to a decrease in legal expense and consulting fees.  The Company is diligently working to continue to reduce selling, general and administrative expenses.

The Company had no research and development expenses in the three and six month periods ended June 30, 2008 compared to $1,634 and $10,846 for the same periods in 2007.  The Company does not anticipate the development of new product lines for manufacturing.

Other income was $229,640 and $259,009 for the three and six month periods ended June 30, 2008 compared to $59,308 and $102,201 for the same periods in 2007.  The increase in other income is primarily attributable to the recognition of $452,200 in May 2008 of the remaining deferred gain on the sale of the building which was partially offset by a $250,000 early lease termination fee.  Additionally, the three and six month periods ended June 30, 2008 included a  decrease in fees received for consulting services.  The Company does not expect additional fees for consulting services for the remainder of 2008.  In addition, the Company anticipates a decrease in other income due to the termination of a sublease in May 2008.

Liquidity and Capital Resources

The Company’s operating activities used $52,590 for the six month period ended June 30, 2008.

The Company’s investing activities used $4,396 for the six month period ended June 30, 2008.

The Company’s financing activities provided $130,000 for the six month period ended June 30, 2008 in funds received from the Company’s line of credit with Texas State Bank.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date  being extended to February 2008.  In January 2008, the Company renewed the secured line of credit agreement.  The terms of the original line of credit remained the same with the exception of the payment date which was extended to January 2009.  The interest rate on the line of credit was 6.0% as of June 30, 2008.  The balance outstanding was $630,000 at June 30, 2008.

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

The fair value of the warrants issued to Discus is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on June 30, 2008:  risk free interest rate of 3.34%; dividend yield of 0%; volatility factors of 250%, the expected market price of the Company’s common shares over the estimated life of the warrant of 6.5 years.  The calculated fair value of the warrant as of December 31, 2007 was $449,412.  The calculated fair value of the warrant on the grant date was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the vesting period of five years.

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

ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None required.

ITEM 4T          CONTROLS AND PROCEDURES

The Company’s management, with the participation of the chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 under the Exchange Act) as of June 30, 2008.  Based upon this evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective.  Subsequent to the evaluation and through the date of this filing of Form 10-Q for the three month period ended June 30, 2008, there have been no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) or in any other factors that could significantly affect these controls.

PART II             OTHER INFORMATION

ITEM 1                  LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  As of June 30, 2008, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in material adverse change in our business properties or financial condition.  However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.  We estimate the amount of potential exposure it may have with respect to litigation claims and assessments.

ITEM 1A        RISK FACTORS

Not required

ITEM 2                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended June 30, 2008, a total of 163,330 performance unit shares had been granted under the Company’s 2007 Equity Incentive Plan to legal consultants of the Company.

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

American Medical Technologies, Inc.

Date: August 13, 2008	/s/ Judd D. Hoffman
Judd D. Hoffman
President and Chief Executive Officer

Date: August 13, 2008	/s/ Barbara Woody
Barbara Woody
Vice President of Administration and Finance, and principal accounting officer