Form 10-Q
period 2008-09-30
AMERICAN MEDICAL TECHNOLOGIES INC/DE
filed 2008-11-14
CIK 874388

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 28, 2008
$0.04 par value	10,389,306 Shares

AMERICAN MEDICAL TECHNOLOGIES, INC.
REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,710	$20,369
Restricted certificate of deposit	323,143	313,950
Accounts receivable, less allowance of approximately $6,300 at September 2008 and $16,500 at December 2007	127,660	272,113
Inventories, net	142,790	133,829
Prepaid expenses and other current assets	138,675	158,857
Total current assets	783,978	899,118

PROPERTY AND EQUIPMENT, net	63,935	89,912

INTANGIBLE ASSETS, net	727,111	849,030

Total assets	$1,575,024	$1,838,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:

Line of credit	$630,000	$500,000
Bear Street note	175,000	—
Accounts payable	618,121	672,712
Compensation and employee benefits	53,864	48,236
Accrued restructuring costs	65,892	65,892
Warrants subject to registration rights	299,125	449,410
Other accrued liabilities	47,106	110,392
Total current liabilities	1,889,108	1,846,642

LONG-TERM LIABILITIES:
Deferred gain on sale of building	—	503,202
Deferred revenues	48,656	—
Total long-term liabilities	48,656	503,202

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred Stock, authorized 9,425,000 shares, none outstanding	—	—
Common stock, $.04 par value, authorized 100,000,000 shares; issued and outstanding 10,389,306 and 10,117,274 respectively	415,572	404,691
Additional paid-in capital	43,875,699	43,790,539
Accumulated deficit	(44,654,011)	(44,707,014)
Total stockholders’ deficit	(362,740)	(511,784)
Total liabilities and stockholders’ deficit	$1,575,024	$1,838,060

See accompanying notes to condensed consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Revenues	$588,968	$784,277	$1,913,089	$2,466,868
Royalties	5,944	8,593	18,500	14,656
	594,912	792,870	1,931,589	2,481,524

Cost of sales	216,120	541,601	636,650	1,164,932
Gross profit	378,792	251,269	1,294,939	1,316,592

Selling, general and administrative	468,567	768,950	1,629,887	2,210,921
Research and development	—	—	—	10,846
Loss from operations	(89,775)	(517,681)	(334,948)	(905,175)

Other income (expenses)
Net realized and unrealized gains on investments	3,188	—	9,193	1,114
Other income	4,738	36,805	263,747	139,005
Gain on sale of machinery	—	—	—	76,101
Change in fair value of warrant subject to registration rights	(24,613)	174,931	150,285	(349,322)
Interest expense	(10,698)	(15,313)	(31,454)	(40,741)
Interest income	—	4,843	—	14,936

Net income (loss)	$(117,160)	(316,415)	56,823	(1,064,082)

Preferred dividends	—	(25,963)	—	(25,963)

Net income (loss) available to common stockholders	(117,160)	$(342,378)	$56,823	$(1,090,045)

Basic earnings per common share	$(0.01)	$(0.04)	$0.01	$(0.13)

Diluted earnings per common share	$(0.01)	$(0.04)	$0.01	$(0.13)

Weighted average shares, basic and diluted	10,389,306	8,446,751	10,230,215	8,276,064

See accompanying notes to condensed consolidated financial statements.

AMERICAN MEDICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$56,823	$(1,064,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	27,397	38,050
Amortization	121,919	110,221
Provision for slow-moving inventory	(49,044)	239,745
Provision of doubtful accounts	(10,217)	14,568
Gain on sale of machinery	—	(76,101)
Gain recognized on sale of building	(503,202)	(114,655)
Net realized and unrealized gains on investments	(9,193)	(16,050)
Net loss on disposal of asset	2,976	609
Expense related to option grants	48,720	74,372
Change in fair value of warrant	(150,285)	349,322
Expense related to stock compensation	47,321	160,850
Total other operating activities	(473,608)	780,931

Changes in operating assets and liabilities:
Accounts receivable	154,670	77,909
Inventories	40,083	46,489
Prepaid expenses and other current assets	20,182	(66,783)
Accounts payable	(54,591)	87,803
Compensation and employee benefits	5,628	(53,655)
Bear Street Note	175,000	—
Other accrued liabilities	(63,286)	(94,180)
Deferred income	48,656	—
Net cash used in operating activities	(90,443)	(285,568)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,396)	(17,528)
Proceeds from sale of machinery	—	76,300
Sales and maturities of government securities	—	190,038
Net cash (used) provided by investing activities	(4,396)	248,810

FINANCING ACTIVITIES:
Proceeds from line of credit	130,000	120,000
Payment of Series B Preferred dividends	—	(25,963)
Net cash provided by financing activities	130,000	94,037

Net increase in cash and cash equivalents	35,161	57,279
Effect of exchange rates on cash	(3,820)	2,696
Increase in cash and cash equivalents	31,341	59,975

CASH and cash equivalents, at beginning of period	20,369	65,821

CASH and cash equivalents, at end of period	$51,710	$125,796

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of options for license fee	—	$526,726

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Liquidity

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred an operating loss of ($334,948) and ($905,175) for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.  The Company’s recurring losses from operations and the Company’s total liabilities exceeding its total assets raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company believes that increases in revenue and gross margin due to the addition of new product line representations and additional funds available from the line of credit will alleviate the doubt about the Company’s ability to continue as a going concern; however, no assurances can be made.

Inventories

Inventories consist of the following:

	Septemeber 30 2008	December 31 2007
Finished goods	$102,040	$55,273
Raw materials, parts and supplies	40,750	78,556
Total inventory net of reserve	$142,790	$133,829

The Company’s reserve for slow moving inventory is evaluated periodically based on its current and projected sales and usage.  The inventory reserve calculation assumes that any parts on hand exceeding three years of projected usage are subject to complete valuation allowance.

The Company recorded a $49,044 decrease to the reserve for the nine months ended September 30, 2008.  The Company’s reserve for slow moving inventory was approximately $942,000 at September 30, 2008.  The valuation allowance could change materially, either up or down, if actual parts usage in future years is materially different than the usage projected at September 30, 2008; however, the new cost basis cannot subsequently be marked up based on changes in underlying facts and circumstances.

Earnings Per Share - The following table sets forth the computation for basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Net income (loss) available to common stockholders	$(117,160)	$(342,378)	$56,823	$(1,090,045)

Numerator for basic and diluted earnings per share	(117,160)	(342,378)	56,823	(1,090,045)

Denominator for basic earnings per share – weighted average shares	10,389,306	8,446,751	10,283,632	8,276,064

Dilutive potential common shares:	—	—	—	—

Denominator for diluted earnings per share – adjusted weighted-average shares after assuming conversion	10,389,306	8,446,751	10,283,632	8,276,064

Basic and diluted earnings per common share available to common stockholders	$(0.01)	$(0.04)	$0.01	$(0.13)

Potentially dilutive securities include options and warrants.  For the periods ended September 30, 2008 and September 30, 2007 there were approximately 4,781,680 and 3,579,000 shares respectively issuable in connection with these potentially dilutive securities.  The potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for each period because their effect would have been antidilutive.  For the nine month period ended September 30, 2008, potentially dilutive securities were excluded from the computations of diluted net income per share because the options’ exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

Fair Value Measurement – We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis.  In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities.  Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 affects the Company in the fair value measurement of the commodity and interest rate derivative positions which must be classified in one of the following categories:

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable, for an asset or liability.  This includes:  quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following table summarizes the valuation of our financial instruments by SFAS 157 input levels as of September 30, 2008:

	Fair Value Measurement
Description (Liabilities)	Level 1	Level 2	Level 3	Total
Current liabilities (Warrants subject to registration rights)	$—	$299,125	$—	$299,125
Total	$—	$299,125	$—	$299,125

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

In accordance with the provisions of SFAS No. 123(R), there was $16,152 and $48,720 in stock based compensation expense recorded in the three and nine months ended September 30, 2008.

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

The Company granted options to purchase 400,000 shares in June 2006 under the Plan.  The share options became exercisable at a rate of 100,000 per year beginning in September 2006.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 5.14%; dividend yield of 0%, volatility factors of 238%, and the expected market price over the estimated life of the option of 6.25 years.  In January 2007, the unvested portion of this grant was cancelled.  The calculated fair value of the portion of the option grant that remained was $26,813.  The Company recognized the full expense in 2006.

The Company granted 100,000 share options in January 2007 under the Plan.  The share options became exercisable upon the grant date.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 4.68%; dividend yield of 0%, volatility factors of 241%, and the expected market price over the estimated life of the option of 5.5 years.  The calculated fair value of the option grant was $19,916.  The Company recognized the expense in the first quarter 2007.

Additionally, the Company granted 870,000 share options in January 2007 under the Plan.  The share options will become exercisable at a rate of 290,000 per year beginning in December 2007.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.68%, dividend yield of 0%, volatility factors of 243%, and the expected market price over the estimated life of the option of 6 years.  The calculated fair value of the option grants was $173,567.  The Company is recognizing the expense over the three year vesting period of the options.

The Company granted 11,000 share options in February 2007 under the Plan.  The share options will become exercisable in February 2008.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate 4.77%, dividend yield of 0%, volatility factors of 234% and the expected market price over the estimated life of the option of 5.5 years.  The calculated fair value of the option grants was $2,188.  The Company is recognizing the expense over the vesting period of the options.

The Company granted 60,000 share options in March 2007 under the Plan.  The share options will become exercisable at a rate of 30,000 per year beginning in March 2008.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.5%, dividend yield 0%, volatility factors of 247%, and the expected market price over the estimated life of the options of 5.75 years.  The calculated fair value of the option grants was $25,132.  The Company is recognizing the expense over the two year vesting period of the options.

The Company granted 60,000 share options in August 2008 under the Plan.  The share options will become exercisable in August 2009.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.36%, dividend yield 0%, volatility factors of 184%, and the expected market price over the estimated life of the options of 5.5 years.  The calculated fair value of the option grants was $8,748.  The Company is recognizing the expense over the one year vesting period of the options.

As of September 30, 2008 there was $70,401 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan.

The Company’s nonvested share options as of September 30, 2008 and changes during the nine months ended September 30, 2008, are summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2007	688,000	$0.22
Granted	—	—
Vested	(77,000)	0.29
Forfeited	(1,000)	0.20
Nonvested at March 31, 2008	610,000	0.21
Granted	—	—
Vested	—	—
Forfeited	(70,000)	0.29
Nonvested at June 30, 2008	540,000	0.20
Granted	60,000	0.15
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2008	600,000	$0.20

Employee stock option activity is summarized as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,142,680	$0.22		8.95	—
Exercisable at December 31, 2007	454,680	0.23		8.83	—

Options granted	—	—
Options exercised	—	—
Options canceled	(1,000	0.20	200

Outstanding at March 31, 2008	1,141,680	0.22		8.70	—
Exercisable at March 31, 2008	531,680	0.24		8.62	—

Options granted	—	—
Options exercised	—	—
Options canceled	(70,000	0.29	20,600

Outstanding at June 30, 2008	1,071,680	0.22		8.44	—
Exercisable at June 30, 2008	531,680	0.24		8.37	—

Options granted	60,000	0.15	9,000
Options exercised	—	—
Options canceled	(1,248	1.88	2,346

Outstanding at September 30, 2008	1,130,432	0.21		8.28	—
Exercisable at September 30, 2008	530,432	$0.24		8.13	—

3. 2007 Equity Incentive Plan

In July 2007, the Company adopted the 2007 Equity Incentive Plan (“Equity Plan”).  The Equity Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units and Performance Shares to employees, consultants and directors.  The purpose of the Equity Plan is to promote the success and to enhance the value of the Company by aligning the interest of Participants with those of the Company’s shareholders, to provide flexibility to the Company in its ability to motivate, attract, and retain the services of outstanding individuals, upon whose judgment, interest, and special effort the success of the Company is largely dependent.  When the Equity Plan was implemented there were 1,000,000 common shares available to be granted under the Equity Plan.  There were no shares issued under the Equity Plan in the three months ended September 30, 2008.

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

The accounting policies of the business segments are consistent with those used in prior years.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues
Domestic	$420,861	$475,223	$1,356,540	$1,609,095
International	168,107	309,054	556,549	857,773
	$588,968	$784,277	$1,913,089	$2,466,868
Reconciliation of revenues:
Total segment revenues	$588,968	$784,277	$1,913,089	$2,466,868
Other	5,944	8,593	18,500	14,656
Total revenues	$594,912	$792,870	$1,931,589	$2,481,524

Operational earnings:
Domestic	$196,587	$(59,795)	$698,392	$475,989
International	33,286	136,503	91,209	279,380
	$229,873	$76,708	$789,601	$755,369
Reconciliation of operational earnings to loss from operation:
Total segment operational earnings	$229,873	76,708	$789,601	755,369
Other operational earnings	5,944	8,593	18,500	14,656
Research & development Expense	—	—	—	(10,846)
Administrative expenses	(325,592)	(602,982)	(1,143,049)	(1,664,354)
Loss from operations	$(89,775)	$(517,681)	$(334,948)	$(905,175)

International revenues by country:
Japan	$12,148	19,440	$44,694	53,281
Brazil	57,063	—	57,063	—
England	119	8,859	4,812	27,390
The Netherlands	20,685	41,004	46,016	126,998
Singapore	920	53,221	15,797	186,501
Switzerland	443	—	443	16,900
Korea	—	27,031	19,613	30,103
Lebanon	10,168	15,069	51,186	32,680
Argentina	2,335	6,120	8,415	24,738
Germany	10,969	83,637	63,269	102,987
Israel	—	—	14,395	—
Costa Rica	1,354	3,825	6,099	24,105
Columbia	—	28,153	—	28,153
Peru	2,951	3,667	11,186	25,536
Canada	17,432	13,606	78,768	63,719
Other	31,520	5,422	134,793	114,682
	$168,107	$309,054	$556,549	$857,773

September 30, 2008
Long-lived assets:
Domestic	$791,046
International	—
$791,046

5.  Comprehensive Income (Loss)

Total comprehensive income (loss), net of the related estimated tax, was ($122,307) and $53,003 for the three and nine month periods ended September 30, 2008.  The components of other comprehensive loss for 2008 are net loss and foreign currency translation.

6.  Line of Credit

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date being extended to February 2008.  In January 2008, the Company renewed the secured line of credit agreement.  The terms of the original line of credit remained the same with the exception of the payment date being extended to January 2009.  The interest rate on the line of credit was 6.0% as of September 30, 2008.  The balance outstanding was $630,000 at September 30, 2008.

7.  Income Taxes

FIN 48 - In June 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 “Accounting for Income Taxes”, was issued.  FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 on January 1, 2007, and the initial adoption of this Statement had no material impact on the Company’s financial position, results of operations or cash flows.  The tax years still open for examination by Federal and major state agencies as of September 30, 2008 are 2003 – 2006.

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

Detailer Agreement – Sheervision, Inc.  On October 24, 2007, the Company entered into a one year Authorized Detailer Agreement with Sheervision, Inc. (“Sheervision”), a Delaware corporation, under which the Company became an authorized broker and detailer of Sheervision’s Firefly Infinity LED Headlight and all related accessories.  The agreement will be renewed for an additional one or two year period in 2008.  The Company was appointed as an exclusive authorized detailer in certain international markets and as a non-exclusive authorized detailer in Sheervision’s retained territory, excluding the United States of America.  In consideration of the Company’s efforts to develop and retain an international dealer network, Sheervision will pay the Company a monthly management fee during the first four months of the agreement and a commission for all products sold in the AMT managed territory during the agreement period.  In February 2008, the agreement was amended to extend the ending date to February 28, 2009.

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

On May 9, 2008, the building at 5655 Bear Lane, Corpus Christi, Texas was sold by Bear Street Associates LLC (“Bear Street”, formerly Sepulveda Group) and the lease between Bear Street and AMT was terminated.  In consideration of the early lease termination, AMT entered into an agreement (the “Bear Street Note”) to pay $250,000 over a 10 month period beginning in June 2008.  The Company fully recognized the deferred gain on the 2006 sale of the building and the lease termination fee in other income in the quarter ended June 30, 2008.  The recognized gain offset by the lease termination fee is recorded in other income.  The Company entered into a three year lease agreement with WTF Properties LLC effective May 9, 2008 and will continue to occupy a portion of the building.

10.  Subsequent Event

On November 10, 2008, the terms of the Bear Street Note were amended to pay the remainder of the note in monthly installments of $15,000 and the agreement was assigned from Bear Street to Sepulveda Group LLC.  As of the date of the amendment, the balance owed on the note was $160,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

American Medical Technologies, Inc. (the “Company,” “we” and “us”) uses forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission.  The Company may also make forward-looking statements in its press releases or other public shareholder communications.  The Company’s forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations.  When the Company uses any of the words “believes”, “expects”, “anticipates”, “estimates” or similar expressions, it is making forward-looking statements.

To the extent available, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements.  While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the following:  the Company’s inability to generate sufficient cash flow to meet its current liabilities, the inability of the Company to find suitable new acquisitions or the expense or difficulty of integrating such acquisitions with current Company operations, adverse results in any of the Company’s material lawsuits, if any, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company’s potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to establish original equipment manufacturer agreements or strategic alliances and the other risks and uncertainties set forth in this report and our Annual Report on Form 10-KSB for the period ended December 31, 2007.

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

Results of Operations

The Company had revenues of $588,968 for the three month period ended September 30, 2008 compared to $784,277 for the same period in 2007, a decrease of 25%.  For the three month period ended September 30, 2008, domestic revenues decreased 11% and international revenues decreased 46% compared to the same period in 2007.  The decrease in revenues included a $53,000 decrease in the industrial product line due to two international sales totaling $95,000 in 2007 which were partially offset by a $57,000 international sale in 2008.  Revenues for parts and repairs decreased approximately $27,000 which was related to the historical decrease in equipment sales.   Spectrum revenues decreased approximately $95,000 related to economic concerns and pricing pressure from competition domestically and in the European and Latin American markets; regulatory issues which have since been resolved in the Asian markets and a traditional summer slowdown combined with and the timing of a major holiday month in the Middle Eastern markets for the three month period ended September 30, 2008, compared to the prior year’s period.

The Company had revenues of $1,913,089 for the nine month period ended September 30, 2008 compared to $2,466,868 for the same period in 2007, a decrease of 22%.  For the nine month period ended September 30, 2008, domestic revenues decreased 16% and international revenues decreased 35% compared to the same period in 2007.  The decrease in revenues included a $181,000 decrease in revenues in the industrial product line, which was mostly attributable to $164,000 in sales to two large international customers in 2007 which was partially offset by a $57,000 international sale in 2008.  For the nine month period ended September 30, 2008 the Company experienced a $244,000 decrease in Spectrum product line sales primarily due to economic concerns and pricing pressure from competition domestically and in the European and Latin American markets; regulatory issues which have since been resolved in the Asian markets and a traditional summer slowdown combined with the timing of a major holiday month in the Middle Eastern markets.  Revenues for parts and repairs decreased $122,000 for the nine month period ended September 30, 2008, compared to the prior year’s period, which was related to the historical decrease in equipment sales.  Additionally, the period in 2007 included $94,000 in sales of inventory previously included in the inventory reserve.  The decreases in revenues were partially offset by a $17,800 increase in PAC product line revenues, a $27,700 increase in KCP product line revenues and a $40,900 increase in DirectCrown product line that was added in April 2007.

The Company anticipates a continued decrease in the sale of parts and repairs and an increase in revenues for DirectCrown and other recently added brokered product lines moving forward.  The Company is actively pursuing new international distributors for its Spectrum tooth whitening product line and anticipates an increase in revenues moving forward assuming such distributors can be secured.

Additionally, royalties were $5,944 and $18,500 for the three and nine month periods ended September 30, 2008 compared to $8,593 and $14,656 for the same periods in 2007, a decrease of 31% for the three month period ended September 30, 2008, and an increase of 26% for the nine month period ended September 30, 2008, compared to the same periods in 2007, respectively.

Gross profit as a percentage of revenues was 64% and 68% for the three and nine month periods ended September 30, 2008 compared to 32% and 53% for the same periods in 2007.  The increase in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2008 was primarily attributable to the addition of $240,000 in the inventory reserve in 2007.  This increase was partially offset by the sale of $94,000 in inventory previously included in the reserve in 2007.  The Company anticipates gross profit to continue to increase as additional inventory included in the inventory valuation allowance is used or sold and with the continued growth in revenues from brokered product lines, of which there can be no assurance.

Gross profit was $378,792 for the three months ended September 30, 2008, compared to $251,269 for the same period in 2007, an increase of $127,523 or 51% from the prior period.  Gross profit was $1,294,939 for the nine months ended September 30, 2008, compared to $1,316,592 for the nine months ended September 30, 2007, a decrease of $21,653 or 2% from the prior period.

Selling, general and administrative expenses were $468,567 and $1,629,887 for the three and nine month periods ended September 30, 2008 compared to $768,950 and $2,210,921 for the same periods in 2007, a decrease of 39% and 26% respectively.  Payroll expense decreased $97,000 for the nine month period ended September 30, 2008 primarily due to changes in personnel and employee option expenses incurred in 2007, respectively, compared to the same period in 2007.  Occupancy expenses decreased $34,400 and $46,900 for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007, due to the termination of the lease between Bear Street Associates and the Company.

General office expenses decreased $20,100 and $30,100 for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to a decrease in computer and travel expenses.   Marketing expenses decreased $10,200 and $22,400 for the three and nine month periods ended September 30, 2008, respectively, when compared to the same periods in 2007.  This decrease was primarily attributable to limited international marketing travel in 2008 and decreases in advertising expenses in 2008 compared to the same periods in 2007.  The decreases were partially offset by increases of $10,500 and $30,000 in promotional expenses for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007.  Other professional fees decreased $232,500 and $311,100 for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007.  These decreases were primarily attributable to a decrease in legal expense and consulting fees during the nine months ended September 30, 2008.  Legal expenses in 2007 included settlement of litigation and new product negotiations.   The Company is diligently working to continue to reduce selling, general and administrative expenses.

The Company had no research and development expenses in the three and nine month periods ended September 30, 2008 compared to $0 and $10,846, respectively, for the same periods in 2007.  The Company does not anticipate the development of new product lines for manufacturing.

Other income was $4,738 and $263,747 for the three and nine month periods ended September 30, 2008, respectively, compared to $36,805 and $139,005 for the same periods in 2007.  The increase in other income for the nine month period ended September 30, 2008 compared to the prior year’s period was primarily attributable to the recognition of $503,202 of deferred gain on the sale of the Company’s building which was partially offset by a $250,000 early lease termination fee.  Additionally, other income for the three and nine month periods ended September 30, 2008 included a  decrease in fees received for consulting services and the termination of a sublease in June 2008.  The Company does not expect additional fees for consulting services for the remainder of 2008.

The Company had a change in fair value of warrant subject to registration rights of a loss of $24,613 for the three months ended September 30, 2008, compared to a gain of $174,931 for the three months ended September 30, 2007, a $199,544 or 114% decrease from the prior period.

The Company had a change in fair value of warrant subject to registration rights of a gain of $150,285, compared to a loss of $349,322 for the nine months ended September 30, 2007, a $499,607 or 143% increase from the prior period.

The Company had net loss of $117,160 for the three months ended September 30, 2008, compared to a net loss of $316,415 for the three months ended September 30, 2007, a decrease in net loss of $199,255 or 63% from the prior period.  The decrease in net loss was mainly due to the 60% decrease in cost of sales and the 39% decrease in selling, general and administrative expenses offset by the 25% decrease in sales and the 114% decrease in change in fair value of warrant subject to registration rights.

The Company had net income of $56,823 for the nine months ended September 30, 2008, compared to net loss of $1,064,082 for the nine months ended September 30, 2007, a decrease in net loss of $1,120,905 or 105% from the prior period.  The decrease in net loss was mainly due to the 45% decrease in cost of sales and the 26% decrease in selling, general and administrative expenses, offset by the 23% decrease in sales and 143% decrease in change in fair value of warrant subject to registration rights.

Liquidity and Capital Resources

The Company had total assets of $1,575,024 as of September 30, 2008, consisting of cash and cash equivalents of $51,710. restricted certificate of deposit of $323,143, accounts receivable less allowance for doubtful accounts of $127,660, inventories net of $142,790 and prepaid expenses and other current assets of $138,675; property and equipment, net of $63,935; and intangible assets, net of $727,111.

The Company had total current liabilities of $1,889,108 as of September 30, 2008, which included line of credit of $630,000 (as described below), Bear Street Note of $175,000 (as described below), accounts payable of $618,121, compensation and employee benefits of $53,865, accrued restructuring costs of $65,892, warrants subject to registration rights of $299,125, and other accrued liabilities of $47,106.

The Company had total long-term liabilities of $48,656 as of September 30,2008, which represented deferred revenues.

The Company had negative working capital of $1,105,130 and total accumulated deficit of $44,654,011 as of September 30, 2008.

The Company’s operating activities used $90,443 for the nine month period ended September 30, 2008.

The Company’s investing activities used $4,396 for the nine month period ended September 30, 2008.

The Company’s financing activities provided $130,000 for the nine month period ended September 30, 2008 in funds received from the Company’s line of credit with Compass Bank.

On December 21, 2006, the Company entered into a secured line of credit agreement with Texas State Bank.  The funds available under the line of credit were $600,000.  The Company invested $300,000 with funds drawn against the line of credit in a Certificate of Deposit with a term of one year as collateral for the loan.  Interest on the line of credit is set at the prime rate plus 1%.  The principal on the loan was payable in one payment on December 20, 2007, with interest on the outstanding amount payable monthly.  In February 2007, Texas State Bank increased the line of credit to $800,000 using the Company’s accounts receivable and inventory as additional collateral.  The terms of the original line of credit remained the same with the exception of the payment date  being extended to February 2008.  In January 2008, the Company renewed the secured line of credit agreement.  The terms of the original line of credit remained the same with the exception of the payment date which was extended to January 2009.  The interest rate on the line of credit was 6.0% as of September 30, 2008.  The balance outstanding was $630,000 at September 30, 2008.  In August 2008, Texas State Bank became part of Compass Bank.

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

The fair value of the warrants issued to Discus is estimated at the end of each period using the Black-Scholes option pricing model with the following assumptions used on September 30, 2008:  risk free interest rate of 2.98%; dividend yield of 0%; volatility factors of 240%, the expected market price of the Company’s common shares over the estimated life of the warrant of 6.5 years.  The calculated fair value of the warrant as of December 31, 2007 was $449,412.  The calculated fair value of the warrant on the grant date was $549,530 which the Company capitalized as an intangible asset and is recognizing as a licensing fee over the vesting period of five years.

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

On May 9, 2008, the building at 5655 Bear Lane, Corpus Christi, Texas was sold by Bear Street Associates LLC (“Bear Street” formerly Sepulveda Group) and the lease between Bear Street and AMT was terminated.  In consideration of the early lease termination, AMT entered into an agreement to pay $250,000 over a 10 month period beginning in June 2008 (the “Bear Street Note”).  The Company fully recognized the deferred gain on the 2006 sale of the building and the lease termination fee in other income in the quarter ended June 30, 2008.  The recognized gain offset by the lease termination fee is recorded in other income.  The Company entered into a three year lease agreement with WTF Properties LLC effective May 9, 2008 and will continue to occupy a portion of the building.  The amount of the Bear Street Note was $175,000 as of September 30, 2008.

The Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines and the expansion related to the representation of additional lines of dental products.  While the Company has identified additional product lines and has ongoing dialogs with dental product manufacturers, there can be no assurance that the Company will be successful in finalizing the contract for representation of these products or that the Company will be successful in generating positive operational cash flow.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None required.

ITEM 4T CONTROLS AND PROCEDURES

The Company’s management, with the participation of the chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 under the Exchange Act) as of September 30, 2008.  Based upon this evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective.  Subsequent to the evaluation and through the date of this filing of Form 10-Q for the three month period ended September 30, 2008, there have been no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) or in any other factors that could significantly affect these controls.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  As of September 30, 2008, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in material adverse change in our business properties or financial condition.  However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.  We estimate the amount of potential exposure it may have with respect to litigation claims and assessments.

ITEM 1A RISK FACTORS

Not required

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company granted the option to purchase 60,000 shares in August 2008 under the 2005 Stock Option Plan (the “Plan”).  The share options will become exercisable in August 2009.  The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 3.36%, dividend yield 0%, volatility factors of 184%, and the expected market price over the estimated life of the options of 5.5 years.  The calculated fair value of the option grants was $8,748.  The Company is recognizing the expense over the one year vesting period.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

Exhibit Index

3.1	Second Restated Certificate of Incorporation (Form 10-Q for the quarter ended September 30, 2002)

3.2	Certificate of Correction to the Second Restated Certificate of Incorporation (Form 10-K for year ended December 31, 2002.)

3.3	Certificate of Designation of Series B Preferred Stock (Form 10-K for year ended December 31, 2002.)

3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated May 12, 2005 (Form 10-Q for the quarter ended June 30, 2005)

4.1	Amendment Agreement with Aimee Maroney effective as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.2	Agreement to Assign Lien and Release Claims with Aimee Maroney and Value Bank Texas dated as of June 17, 2003 (Form 10-Q for quarter ended June 30, 2003)

4.3	Promissory Note issued to Texas State Bank dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.4	Deed of Trust granted to Paul S. Moxley, Trustee for Texas State Bank, dated February 9, 2005 (Form 10-K for year ended December 31, 2004)

4.5	Stock Purchase Warrant dated April 11, 2006 for 2,300,000 shares issued to Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

4.6	Put and Call Option Agreement dated April 11, 2006 between Discus Holdings, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

4.7	Registration Rights Agreement dated April 11, 2006 between American Medical Technologies, Inc. and Discus Holdings, Inc. (Form 10-KSB for year ended December 31, 2005)

10.1	Amended and Restated Nonqualified Stock Option Plan (Registration No. 33-40140)

10.2	Stock Option Plan for Employees (Registration No. 33-40140)

10.3	Amended and Restated Long-Term Incentive Plan (Form 10-Q for quarter ended September 30, 1996)

10.4	American Medical Technologies, Inc. 2005 Stock Option Plan (Form 10-Q for the quarter ended June 30, 2005)

10.5	License Agreement between Texas Airsonics, Inc., a wholly owned subsidiary of American Medical Technologies, Inc. and Texas Airsonics, L.P. (Form 10-K for year ended December 31, 1996)

10.5	Patent License Agreement dated October 18, 1997 between Danville Engineering, Inc. and American Medical Technologies, Inc. (Form 10-Q for quarter ended September 30, 1997)

10.7	Assignment from Sunrise Technologies International, Inc. to Lares Research dated June 24, 1997 (Form 10-K for year ended December 31, 1997)

10.8	Patent License Agreement dated June 29, 1998 Prep-Technology Corp. and American Medical Technologies, Inc. (Form 10-Q for quarter ended June 30, 1998)

10.9	Patent License Agreement dated as of January 21, 1999 between ESC Medical Systems, Ltd. and American Medical Technologies, Inc. (Form 10-Q for quarter ended March 31, 1999)

10.10	Patent licensing Agreement dated June 10, 1999 between American Medical Technologies, Inc. and Kreativ, Inc. (Form 10-Q for quarter ended June 30, 1999)

10.11	Employment Agreement dated effective as of June 1, 2004, between American Medical Technologies, Inc. and Roger W. Dartt (Form 10-Q for the quarter ended September 30, 2004)

10.12	Exclusive License Agreement dated April 11, 2006 between Discus Holdings, Inc., Spectrum Dental, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.13	Manufacturing Agreement dated April 11, 2006 between Westside Packaging, Inc. and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.14	Commercial Contract — Improved Realty dated April 11, 2006 between American Medical Technologies, Inc. and The Sepulveda Group, LLC (Form 10-KSB for year ended December 31, 2005)

10.15	Lease dated April 11, 2006 between The Sepulveda Group, LLC and American Medical Technologies, Inc. (Form 10-KSB for year ended December 31, 2005)

10.16	Standstill Agreement dated February 1, 2007 (Form 10-KSB for year ended December 31, 2006)

10.17	First Amendment to the Put and Call Option Agreement dated April 10, 2007 (Form 10-KSB for year ended December 31, 2006)

10.18	Employment Agreement dated effective as of January 1, 2007, between American Medical Technologies, Inc. and Judd D. Hoffman (Form 10-KSB for year ended December 31, 2006)

10.19*	Early lease termination agreement dated March 20, 2008 between Bear Street Associates LLC and American Medical Technologies, Inc.

10.20*	First Amendment to lease dated March 20, 2008 between Bear Street Associates LLC and American Medical Technologies, Inc.

10.21*	Amendment to early lease termination agreement dated November 10, 2008 between Bear Street Associates LLC and American Medical Technologies, Inc.

21	Subsidiaries of the Registrant (Form 10-K for year ended December 31, 1999)

31.1*	Certification of Judd D. Hoffman, President and Chief Executive Officer of the Company, as required by Rule 13a-14(a).

31.2*	Certification of Barbara Woody, principal accounting officer of the Company, as required by Rule 13a-14(a).

32*	Certification of Chief Executive Officer and of principal accounting officer of the Company, as required by 18 U.S.C. Section 1350.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Medical Technologies, Inc.

Date: November 14, 2008	/s/ Judd D. Hoffman
Judd D. Hoffman
President and Chief Executive Officer

Date: November 14, 2008	/s/ Barbara Woody
Barbara Woody
Vice President of Administration and Finance, and principal accounting officer